Form 10-Q
period 1999-09-30
COSO POWER DEVELOPERS
filed 1999-11-12
CIK 1088873

             FORM 10-Q --QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     September 30, 1999
                                   ------------------

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________ to _____________________



Commission File Number:           333-83815
                                  ---------

                             COSO POWER DEVELOPERS.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            California                                 94-3102796
            ----------                                 ----------
(State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification No.)


1114 Avenue of the Americas, 41st Floor, New York, NY               10036-7790
------------------------------------------------------              ----------
       (Address of principal executive offices)                     (Zip Code)


                                 (212) 921-9099
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   [  ] Yes    [X ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                 Not Applicable
                                 --------------

                             COSO POWER DEVELOPERS
                                   Form 10-Q
                    For the Quarter Ended September 30, 1999


PART I.       FINANCIAL INFORMATION                                    Page No.

ITEM 1.       Financial Statements

              Caithness Coso Funding Corp.
              Unaudited condensed balance sheet at September 30, 1999     4
              Unaudited condensed statement of operations for the
                period ended September 30, 1999                           5
              Unaudited condensed statement of cash flows for the
                period ended September 30, 1999                           6
              Notes to the unaudited condensed financial statements       7

              Coso Finance Partners
              Unaudited condensed combined balance sheets at
                September 30, 1999 and December 31, 1998                  8
              Unaudited condensed combined statements of operations
                for the three months ended September 30, 1999 and 1998,
                the two months ended February 28, 1999, the seven months
                ended September 30, 1999 and the nine months ended
                September 30, 1999 and 1998                               9
              Unaudited condensed combined statements of cash flows
                for the two months ended February 28, 1999, the seven
                months ended September 30, 1999, and the nine months
                ended September 30, 1999 and 1998.                       10
              Notes to the unaudited condensed combined financial
                statements                                               11

              Coso Energy Developers
              Unaudited condensed balance sheets at September 30,
                1999 and December 31, 1998                               13
              Unaudited condensed statements of operations for the
                three months ended September 30, 1999 and 1998, the
                two months ended February 28, 1999, the seven months
                ended September 30, 1999 and the nine months ended
                September 30, 1999 and 1998                              14
              Unaudited condensed statements of cash flows for the
                two months ended February 28, 1999, the seven months
                ended September 30, 1999, and the nine months ended
                September 30, 1999 and 1998                              15
              Notes to the unaudited condensed financial
                statements                                               16

              Coso Power Developers
              Unaudited condensed balance sheets at September 30,
                1999 and December 31, 1998                               18
              Unaudited condensed statements of operations for the
                three months ended September 30, 1999 and 1998, the
                two months ended February 28, 1999, the seven months
                ended September 30, 1999 and the nine months
                ended September 30, 1999 and 1998                        19
              Unaudited condensed statements of cash flows for the
                two months ended February 28, 1999, the seven months
                ended September 30, 1999, and the nine months ended
                September 30, 1999 and 1998                              20
              Notes to the unaudited condensed financial statements      21


ITEM 2.    Management's Discussion and Analysis of Financial Condition    23
             and Results of Operations

PART II.  OTHER INFORMATION                                               35

                ITEM 1.    Legal Proceedings
                ITEM 2.    Change in Securities and Use of Proceeds
                ITEM 3.    Defaults upon Senior Securities
                ITEM 4.    Submission of Matters to a Vote of Security Holders
                ITEM 5.    Other Information
                ITEM 6.    Exhibits and Reports on Form 8-K

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                      September 30, 1999
Assets:
Accrued interest receivable                                   $ 11,459
Project loan to Coso Finance Partners                          151,550
Project loan to Coso Energy Developers                         107,900
Project loan to Coso Power Developers                          153,550
                                                              --------
                                                              $424,459
                                                              ========


Liabilities and Stockholders' Equity:
Senior secured notes:
Accrued interest payable                                      $ 11,459
6.80% notes due 2001                                           110,000
9.05% notes due 2009                                           303,000
                                                              --------
Total liabilities                                              413,000
Stockholders' equity                                                --
                                                              $424,459
                                                              ========




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)




                                                            For the
                                                         period ended
                                                      September 30, 1999
                                                      ------------------

Interest income                                          $     11,459
Interest expense                                              (11,459)
                                                         -------------

Net income                                               $         --
                                                         =============





     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                            For the
                                                         period ended
                                                      September 30, 1999
                                                      ------------------

Cash flows from investing activities                       $(413,000)
Cash flows from financing activities                         413,000
                                                           ---------
Net change in cash                                         $      --
                                                           =========




    See accompanying notes to the unaudited condensed  financial statements

                          CAITHNESS COSO FUNDING CORP.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)      Organization and Operations

Caithness Coso Funding Corp. (Funding Corp.) was incorporated on April 22, 1999, in Delaware. Funding Corp. is a special purpose corporation that was formed for the purpose of issuing senior secured notes on behalf of Coso Finance Partners, Coso Energy Developers and Coso Power Developers (the Coso partnerships), affiliates of Funding Corp. Funding Corp. has loaned all of the proceeds from the offering of 6.80% senior secured notes due 2001 and 9.05% senior secured notes due 2009 (for a total of $413 million) to the Coso partnerships, and the Coso partnerships have jointly and severally guaranteed on a senior secured basis, repayment of the senior secured notes.

Funding Corp. has no material assets other than the loans that have been made to the Coso partnerships. Also, Funding Corp. does not conduct any business, other than issuing the senior secured notes and making the loans to the Coso partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented.
The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                             COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)



                                                 September 30,    December 31,
                                                     1999            1998
                                                  (new basis)       (Note)

Assets:
------
Cash                                               $ 10,591       $       --
Restricted cash and investments                      27,076            7,524
Accounts receivable                                  12,158            5,404
Prepaid expense & other assets                           84              426
Amounts due from related parties                         --            3,782
Property, plant & equipment, net                    155,912          180,380
Power purchase agreement, net                        13,990               --
Advances to China Lake Plant Services, Inc.           4,292            4,139
Deferred financing costs, net                         3,618              233
                                                   --------         --------
                                                   $227,721         $201,888
                                                   ========         ========



Liabilities and Partners' Capital:
---------------------------------
Accounts payable and accrued liabilities           $ 13,971         $ 11,389
Amounts due to related parties                        6,334               --
Project loan                                        151,550           40,566
                                                   --------         --------
                                                    171,855           51,955
Partners' capital                                    55,866          149,933
                                                   --------         --------
                                                   $227,721         $201,888
                                                   ========         ========




Note: The condensed balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



     See accompanying notes to the unaudited condensed financial statements

                             COSO FINANCE PARTNERS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                 Three Months      Three Months      Two Months       Seven Months     Nine Months    Nine Months
                                     Ended             Ended           Ended              Ended             Ended         Ended
                                 September 30,     September 30,    February 28,      September 30,   September 30,  September 30,
                                     1999              1999              1999             1999             1999          1998
                                  (new basis)      (old basis)     (old basis)         (new basis)                    (old basis)
Revenue:
    Energy revenues                  $10,047         $ 9,625          $8,098            $23,615          $31,713        $28,751
    Capacity                           8,174           8,148             474             11,643           12,117         12,318
    Interest and other income            427              88             824              1,501            2,325            381
                                     -------         -------          ------            -------          -------        -------
       Total  revenue                 18,648          17,861           9,396             36,759           46,155         41,450

Operating expenses:
     Plant operating expenses          2,963           3,385           3,125              6,877           10,002         10,629
     Royalty expense                   3,899           3,009             987              6,484            7,471          5,386
     Depreciation and
      amortization                     2,453           2,946           1,604              5,627            7,231          8,857
                                     -------         -------          ------            -------          -------        -------
       Total operating expenses        9,315           9,340           5,716             18,988           24,704         24,872

       Operating income                9,333           8,521           3,680             17,771           21,451         16,578

Other expenses:
     Interest expense                  3,210           1,053            663              5,216            5,836          3,285
     Interest expense -
      acquisition debt                    --              --             --              1,962            1,962             --
     Costs related to
      acquisition debt                    --              --             --              1,984            2,027             --
                                     -------         -------         ------            -------          -------        -------
       Total other expenses            3,210           1,053            663              9,162            9,825          3,285

       Income before
        extraordinary item             6,123           7,468          3,017              8,609           11,626         13,293

     Extraordinary item -
       loss on
        extinguishment of
        debt                              --              --             --             2,374            2,374             --
                                     -------         -------         ------           -------          -------        -------

       Net income                    $ 6,123         $ 7,468         $3,017           $ 6,235          $ 9,252        $13,293
                                     =======         =======         ======           =======          =======        =======




See accompanying notes to the unaudited condensed combined financial statements

                             COSO FINANCE PARTNERS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                   Two Months          Seven Months           Nine Months          Nine Months
                                                     Ended                Ended                  Ended                Ended
                                               February 28, 1999   September 30, 1999    September 30, 1999    September 30, 1998
                                                  (old basis)          (new basis)
Net cash provided by operating activities           $ 6,592              $ 6,880              $  13,472            $  22,295
Net cash used by investing activities                  (538)             (21,705)               (22,243)              (3,811)
Net cash provided (used) by financing activities     (1,926)              21,288                 19,362              (13,280)
                                                     ------              -------               --------           ----------
Net change in cash and cash equivalents             $ 4,128              $ 6,463              $  10,591             $  5,204
                                                    =======              =======              =========             ========



See accompanying notes to the unaudited condensed combined financial statements

                             COSO FINANCE PARTNERS
                        NOTES TO THE UNAUDITED CONDENSED
                         COMBINED FINANCIAL STATEMENTS


(1)    Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison under a 24-year power purchase contract expiring in 2011.

(2)    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1998.

On May 27, 1999 Coso Finance Partners II was merged into Coso Finance Partners to form one partnership.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented.
The results for the interim periods are not necessarily indicative of results to be expected for the full year. CFP has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

(3)    Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company Inc.'s (CalEnergy) interest in CFP for approximately $62.0 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CFP, a new basis of accounting was adopted. The purchase was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

In order to complete the purchase of CalEnergy's interest in CFP, Caithness Acquisition arranged for short-term debt financing of approximately $77.6 million. This short-term debt was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes (see note 4). Financing costs associated with the short term financing is included in interest expense-acquisition debt, during the seven months ending September 30, 1999.

The following unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998 present the combined results of operations of CFP as if the acquisition had occurred at the beginning of each period presented, after giving effect to certain adjustments including amortization of intangible assets, reduced depreciation and operating expense and increased interest expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed at the beginning of the periods presented.

                                         Nine Months            Nine Months
                                            Ended                  Ended
                                     September 30, 1999     September 30, 1998
 Total revenues                          $  46,155              $  41,450
                                         ---------              ---------

 Net income                              $   9,216             $    7,932
                                         =========             ==========

(4)    Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $151.6 million to CFP from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $29.0 million at 6.80% and another of $122.6 million at 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $180.0 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $2.4 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                   September 30,    December 31,
                                                        1999            1998
                                                    (new basis)        (Note)
Assets:
------
Cash                                                 $ 11,165        $      --
Restricted cash and investments                        13,485              290
Accounts receivable                                    10,814           19,835
Prepaids and other assets                                 204            1,526
Amounts due from related parties                          321               --
Property, plant and equipment, net                    161,356          201,600
Power purchase agreement, net                          19,982              --
Investment in Coso Transmission Line Partners           3,946           3,107
Advances to China Lake Plant Services, Inc.             1,488           1,567
Deferred financing costs, net                           2,597             162
                                                     --------        --------
                                                    $ 225,358        $228,087
                                                    =========        ========

Liabilities and Partners' Capital:
---------------------------------
Accounts payable and accrued liabilities             $  3,575        $  3,314
Amounts due to related parties                         22,949          23,624
Project loan                                          107,900          37,958
                                                     --------        --------
                                                      134,424          64,896
Partners' capital                                      90,934         163,191
                                                     --------        --------
                                                     $225,358        $228,087
                                                     ========        ========




Note: The condensed balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



    See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                Three Months       Three Months      Two Months     Seven Months      Nine Months     Nine Months
                                     Ended             Ended            Ended          Ended            Ended           Ended
                                 September 30,      September 30,    February 28,   September 30,     September 30,    September 30,
                                     1999               1998            1999            1999              1999              1998
                                  (new basis)       (old basis)        (old basis)       (new basis)                    (old basis)
Revenue:
    Energy revenues                    $ 6,378         $23,942           $16,716           $13,171          $29,887        $69,063
    Capacity                             8,002           8,001               817            11,896           12,713         12,621
    Interest and other income              294             249                78               666              744            722
                                       -------         -------           -------           -------          -------        -------
       Total  revenue                   14,674          32,192            17,611            25,733           43,344         82,406

Operating expenses:
     Plant operating expenses            3,867           4,545             4,039             9,383           13,422         15,360
     Royalty expense                       911           3,267             1,592             1,590            3,182          8,092
     Depreciation  and
      amortization                       3,766           3,666             2,550             8,853           11,403         10,930
                                       -------         -------           -------           -------          -------        -------
       Total operating
        expenses                         8,544          11,478             8,181            19,826           28,007         34,382

       Operating income                  6,130          20,714             9,430             5,907           15,337         48,024

Other expenses:
     Interest expense                    2,313           1,355               616             4,266            4,856          4,911
     Interest expense -
      acquisition debt                      --              --                --             1,415            1,415             --
     Costs related to
      acquisition debt                      --              --                --             1,496            1,522             --
                                       -------         -------           -------           -------          -------        -------
       Total other expenses              2,313           1,355               616             7,177            7,793          4,911

       Income before
        extraordinary Item               3,817          19,359             8,814            (1,270)           7,544         43,113
                                       -------         -------           -------           -------          -------        -------

     Extraordinary item -
       loss on
        extinguishment of
        debt                                --            --                --             1,822            1,822             --
                                       -------         -------           -------           -------          -------        -------

       Net income (loss)               $ 3,817         $19,359           $ 8,814           $(3,092)         $ 5,722        $43,113
                                       =======         =======           =======           =======          =======        =======




    See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                  Two Months          Seven Months          Nine Months            Nine Months
                                                    Ended                Ended                 Ended                 Ended
                                              February 28, 1999    September 30, 1999   September 30, 1999    September 30, 1998
                                                 (old basis)          (new basis)

Net cash provided by operating activities              $10,367         $ 17,129              $ 27,496               $ 53,624
Net cash provided (used) by investing activities           120          (20,568)              (20,448)               (15,074)
Net cash provided (used) by financing activities           425            3,692                 4,117                (20,755)
                                                       -------         --------              --------               --------
Net change in cash and cash equivalents                $10,912         $    253              $ 11,165               $ 17,795
                                                       =======         ========              ========               ========



    See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)    Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison under a 24-year power purchase contract expiring in 2019.

(2)    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1998.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented.
The results for the interim periods are not necessarily indicative of results to be expected for the full year. CED has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

(3)    Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company, Inc.'s (CalEnergy) interest in CED for approximately $69.0 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CED, a new basis of accounting was adopted. The purchase was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

In order to complete the purchase of CalEnergy's interest in CED, Caithness Acquisition arranged for short-term debt financing of approximately $55.2 million. This short-term debt was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes (see note 4). Financing costs associated with the short term financing is included in interest expense-acquisition debt, during the seven months ending September 30, 1999.

The following unaudited pro forma financial information for the nine months ended September 30, 1998 and 1999 present the combined results of operations of CED as if the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments including amortization of intangible assets, reduced depreciation and operating expense and increased interest expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed at the beginning of the periods presented.

                                          Nine Months            Nine Months
                                             Ended                  Ended
                                       September 30, 1999    September 30, 1998

 Total revenues                           $   43,344             $  82,406
                                              ------                ------

 Net income                               $    6,817             $  43,687
                                              ======                ======

(4)    Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $107.9 million to CED from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $11.65 million at 6.80% and another of $96.25 million at 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $93.2 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $1.8 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

                             COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                  September 30,    December 31,
                                                       1999            1998
                                                   (new basis)        (Note)
Assets:
------
Cash                                                $ 38,078        $    818
Restricted cash and investments                       18,833              --
Accounts receivable                                   25,544          19,656
Prepaids and other assets                                129             694
Amounts due from related parties                       3,562           2,848
Property, plant and equipment, net                   145,055         188,862
Power purchase agreement, net                         27,391              --
Investment in Coso Transmission Line Partners          3,698           3,802
Advances to China Lake Plant Services, Inc.            2,178           2,086
Deferred financing costs, net                          3,587             199
                                                    --------        --------
                                                    $268,055        $218,965
                                                    ========        ========
Liabilities and Partners' Capital:
---------------------------------
Accounts payable and accrued liabilities            $  5,177       $  3,981
Amounts due to related parties                         4,405             --
Project loan                                         153,550         61,323
                                                    --------       --------
                                                     163,132         65,304
Partners' capital                                    104,923        153,661
                                                    --------       --------
                                                    $268,055       $218,965
                                                    ========       ========



Note: The condensed balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



     See accompanying notes to the unaudited condensed financial statements

                             COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                Three Months       Three Months       Two Months       Seven Months      Nine Months    Nine Months
                                    Ended             Ended              Ended            Ended             Ended         Ended
                                September 30,      February 28,      September 30,    September 30,     September 30,  September 30,
                                    1999               1999              1999              1999             1998           1998
                                  (new basis)       (old basis)        (old basis)      (new basis)                     (old basis)
Revenue:
     Energy revenues                $26,183            $29,035           $16,687          $57,455           $74,142        $78,955
    Capacity                          8,047              8,047               822           11,963            12,785         12,785
    Interest and other income           533                363               150            1,266             1,416          1,143
                                    -------            -------           -------          -------           -------        -------
       Total  revenue                34,763             37,445            17,659           70,684            88,343         92,883

Operating expenses:
     Plant operating expenses         2,494              3,700             3,195            6,904            10,099         12,370
     Royalty expense                  3,238              3,463             1,806            7,174             8,980          8,863
     Depreciation and
      amortization                    3,665              3,531             2,339            8,419            10,758         10,547
                                    -------            -------           -------          -------           -------        -------
       Total operating
        expenses                      9,397             10,694             7,340           22,497            29,837         31,780

       Operating income              25,366             26,751            10,319           48,187            58,506         61,103

Other expenses:
     Interest expense                 3,195              1,834               953            5,607             6,496          6,286
     Interest expense -
      acquisition debt                   --                 --                --            2,010             2,010             --
     Costs related to
      acquisition debt                   --                 --                --            2,024             2,088            - -
                                    -------            -------           -------          -------           -------        -------
       Total other expenses           3,195              1,834               953            9,641            10,594          6,286

       Income before
        extraordinary item           22,171             24,917             9,366           38,546            47,912         54,817

     Extraordinary item -
       loss on
        extinguishment of
        debt                             --                 --                --            2,147             2,147             --
                                    -------            -------           -------          -------           -------        -------

       Net income                   $22,171            $24,917           $ 9,366          $36,399           $45,765        $54,817
                                    =======            =======           =======          =======           =======        =======



    See accompanying notes to the unaudited condensed  financial statements

                             COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                             Two Months            Seven Months           Nine Months               Nine Months
                                                Ended                  Ended                  Ended                     Ended
                                         February 28, 1999     September 30, 1999      September 30, 1999       September 30, 1998
                                             (old basis)            (new basis)


Net cash provided by operating activities       $12,016              $ 42,418                $ 54,434                 $ 60,975
Net cash used by investing activities            (1,126)              (19,724)                (20,850)                  (5,399)
Net cash provided (used) by financing
  activities                                      1,766                 1,910                   3,676                  (33,212)
                                                -------              --------                --------                 --------
Net change in cash and cash equivalents         $12,656              $ 24,604                $ 37,260                 $ 22,364
                                                =======              ========                ========                 ========




    See accompanying notes to the unaudited condensed  financial statements

                             COSO POWER DEVELOPERS
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)  Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison under a 24-year power purchase contract expiring in 2010.

(2)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1998.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented.
The results for the interim periods are not necessarily indicative of results to be expected for the full year. CPD has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

(3)  Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company, Inc.'s (CalEnergy) interest in CPD for approximately $75.0 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CPD, a new basis of accounting was adopted. The purchase was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

In order to complete the purchase of CalEnergy's interest in CPD, Caithness Acquisition arranged for short-term debt financing of approximately $78.6 million. This short-term was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes (see note 4). Financing costs associated with the short term financing is included in interest expense-acquisition debt, during the seven months ending September 30, 1999.

The following unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998 present the combined results of operations of CPD as if the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments including amortization of intangible assets, reduced depreciation and operating expense and increased interest expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed at the beginning of the periods presented.

                                    Nine Months               Nine Months
                                       Ended                     Ended
                                  September 30, 1999       September 30, 1998
  Total revenues                   $88,343                  $92,883
                                   -------                  -------

  Net income                       $46,831                  $52,886
                                   =======                  =======

(4)  Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $153.6 million to CPD from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $69.4 million at 6.80% and another note of $84.2 million at 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $139.9 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $2.1 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I partnership"), Coso Energy Developers ("the BLM partnership"), and Coso Power Developers ("the Navy II partnership", and together with the Navy I partnership and the BLM partnership (the "Coso partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) risks related to the operation of power plants, (iii) the impact of avoided cost pricing, (iv) general operating risks, (v) the dependence on third parties, (vi) changes in government regulation, (vii) the effects of competition, (viii) the dependence on senior management, (ix) fluctuations in quarterly results and (x) seasonality.

General
-------

The Coso projects consist of three 80MW geothermal power plants, which we call Navy I, BLM and Navy II, and their transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I partnership owns Navy I and its related facilities. The BLM partnership owns BLM and its related facilities. The Navy II partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 one of our affiliates, Caithness Acquisition Company, LLC, purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, plus $5.0 million in contingency payments, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

Each Coso partnership sells 100% of the electrical energy generated at its plant to Southern California Edison ("Edison") under a long-term Standard Offer No.4 power purchase agreement. Each Company's power purchase agreement expires after the final maturity date of the 6.80% Series B Senior Secured Notes due 2001 and the 9.05% Series B Senior Secured Notes due 2009 issued by Funding Corp.

Each Coso partnership receives the following payments under its power purchase agreement:

 .  Capacity payments for being able to produce electricity at certain levels.

 . Capacity payments are fixed throughout the life of each power purchase agreement;

 . Capacity bonus payments if the Coso partnership is able to produce above a specified higher level. The maximum annual capacity bonus payment available is also fixed throughout the life of each power purchase agreement; and

Energy payments which are based on the amount of electricity the Coso partnership's plant actually produces.

Energy payments are fixed for the first ten years of firm operation under each power purchase agreement. Firm operation was achieved for each Coso partnership when Edison and that Coso partnership agreed that each generating unit at such Coso partnership's plant was a reliable source of generation and could reasonably be expected to operate continuously at its effective rating. After the first ten years of firm operation and until a Coso partnership's power purchase agreement expires, Edison makes energy payments to the Coso partnership based on Edison's "avoided cost of energy". Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the relevant Coso partnership. The power purchase agreement for the Navy I partnership will expire in August 2011, the power purchase agreement for the BLM partnership will expire March 2019, and the power purchase agreement for the Navy II partnership will expire in January 2010.

Edison has taken the position that the fixed energy price period expired in August 1997 for the Navy I partnership and in March 1999 for the BLM partnership, and will expire in January 2000 for the Navy II partnership. The Coso partnerships believe that the power purchase agreements provide that each of the three separate turbine generator units at each Coso project has its own full ten-year fixed energy price period. This issue is one of several currently in dispute and subject to an ongoing lawsuit between, among others, the Coso partnerships and Edison.

The Coso partnerships have implemented and intend to expand a steam-sharing program which they established under a Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso partnerships by transferring steam among the Coso projects.

For the three months ended September 30, 1999, Edison's average avoided cost of energy paid to the Navy I and the BLM partnership was 3.38c per kWh, which is substantially below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements. Estimates of Edison's future avoided cost of energy vary significantly, and no one can predict the likely level of avoided cost of energy prices following the end of the fixed energy price period under the Navy II partnership's power purchase agreement in January 2000.

Capacity Utilization
--------------------

For purposes of consistency in financial presentation, the plant capacity factor for each of the Coso partnerships is based on a nominal capacity amount of 80MW (240MW in the aggregate). The Coso partnerships have a gross operating margin that allows for the production of electricity in excess of their nominal capacity amounts. Utilization of this operating margin is based upon a number of factors and can be expected to vary throughout the year under normal operating conditions.

The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                               Three Months            Nine Months
                                                  Ended                   Ended
                                               September 30             September 30
                                               ------------             ------------
Navy I Partnership (stand alone)               1999      1998           1999      1998
                                               ----      ----           ----      ----
Operating capacity factor                     112.3%   103.2%          92.6%     90.7%
Capacity (MW) (average)                       89.84     82.56          74.10     72.54
kWh produced (000s)                          198,375   182,300        485,503   475,300

BLM Partnership (stand alone)
Operating capacity factor                     101.0%   108.5%         106.1%    103.1%
Capacity (MW) (average)                        80.83    86.78          84.90     82.46
kWh produced (000s)                          178,469   191,600        556,265   540,300

Navy II Partnership (stand alone)
Operating capacity factor                    114.9%    112.4%         111.3%    108.5%
Capacity (MW) (average)                       91.94     89.90          89.00     86.77
kWh produced (000s)                          203,001   198,500        583,128   568,500

The Navy I partnership's kWh's produced were 198.4 million and 485.5 million for the three and nine months ended September 30, 1999 respectively, as compared to
182.3 million and 475.3 million for the comparable periods in 1998, increases of 8.8% and 2.1%, respectively. The increased production was due to the utilization of steam resource was transferred to the BLM partnership in 1998. In March of 1999 the fixed energy price period under BLM's power purchase agreement expired and their subsequent receipt of energy payments is now based on Edison's avoided cost of energy.

The BLM partnership's KWh's produced were 178.5 million and 556.3 million for the three and nine months ended September 30, 1999 respectively, as compared to
191.6 million and 540.3 million for the comparable periods in 1998. The decrease for the three months ended September 30, 1999 and 1998 of 6.8% was due to decreased steam transfers to the BLM partnership from the Navy I partnership after the fixed energy price period under BLM partnership's power purchase agreement expired in March of 1999. The increase for the nine months ended September 30, 1999 and 1998 was due to the increased steam purchases from the

Navy I partnership and a resultant increase in production through March of 1999 while the BLM partnership was receiving fixed energy prices under its power purchase agreement.

The Navy II partnership's kWh's produced were 203.0 million and 583.1 million for the three and nine months ended September 30, 1999 respectively, as compared to 198.5 million and 568.5 million for the comparable periods in 1998, increases of 2.3% and 2.6% respectively. These increases were due to the increased purchase of steam from the Navy I partnership as Navy II is receiving fixed energy prices under its power purchase agreement.

Results of Operations for the three and nine months ended September 30, 1999 and 1998

The following discusses the results of operations of the Coso partnerships for the three and nine months ending September 30, 1999 and 1998 (dollar amounts in tables in thousands, except per kWh data):

                                                              Revenue
                                                              -------

                         Three Months Ended       Three Months Ended          Nine Months Ended         Nine Months Ended
                            September 30             September 30               September 30               September 30
                            ------------             ------------               ------------               ------------
                                1999                     1998                       1999                       1998
Total Operating          $       cents/kWh        $        cents/kWh       $            cents/kWh       $       cents/kWh
 Revenues                -       ---------        -        ---------       -            ----------      -       ---------
Navy I partnership      18,221        9.2         17,773       9.7          43,830          9.0        41,069       8.6
BLM partnership         14,380        8.1         31,943      16.7          42,600          7.7        81,684      15.1
Navy II partnership     34,230       16.9         37,082      18.7          86,927         14.9        91,740      16.1

Capacity & Capacity
 Bonus Revenues
Navy I partnership       8,174        4.1          8,148       4.5          12,117          2.5        12,318       2.6
BLM partnership          8,002        4.5          8,001       4.2          12,713          2.3        12,621       2.3
Navy II partnership      8,047        4.0          8,047       4.1          12,785          2.2        12,785       2.2

Energy Revenues
Navy I partnership      10,047        5.1          9,625       5.3          31,713          6.5        28,751       6.1
BLM partnership          6,378        3.6         23,942      12.5          29,887          5.4        69,063      12.8
Navy II partnership     26,183       12.9         29,035      14.6          74,142         12.7        78,955      13.9


Total operating revenues for the Navy I partnership which consist of capacity payments, capacity bonus payments and energy payments were $18.2 million and $43.8 million for the three and nine months ended September 30, 1999, respectively as compared to $17.8 million and $41.1 million for the comparable periods in 1998 respectively, resulting in increases of 2.2% and 6.6%, respectively. The Navy I partnership's energy revenues increased to $10.0 million and $31.7 million for the three and nine months ended September 30, 1999, respectively as compared to $9.6 million and $28.8 million for the comparable periods in 1998, increases of 4.2% and 10.1%, respectively. These increases in operating and energy revenues for the three and nine month periods ending September 30, were due to the Navy I partnership's ability to transfer geothermal steam to the BLM partnership and the Navy II partnership. The Navy II partnership is still receiving higher fixed energy prices under its power purchase agreement, however, the BLM partnership's fixed energy price period under its power purchase agreement expired in March of 1999. Accordingly, the BLM partnership stopped purchasing steam in the second quarter of 1999. For the three and nine months ended September 30, 1999 Navy I partnership recorded steam transfer revenues of approximately $0 and $5.2 million, respectively, from the BLM partnership and $3.5 million and $11.0 million, respectively from the Navy II partnership. Total steam transfer revenues for the three and nine months ended September 30, 1999 were therefore $3.5 million and $16.2 million, respectively, as compared to $4.0 million and $14.0 million for the same periods in 1998.

Total operating revenues for the BLM partnership were $14.4 million and $42.6 million for the three and nine months ended September 30, 1999, respectively as compared to $31.9 million and $81.7 million for the comparable periods in 1998, decreases of 54.9% and 47.9%, respectively. The BLM partnership's energy revenues decreased to $6.4 million and $29.9 million for the three and nine months ended September 30, 1999, respectively as compared to $23.9 million and $69.1 million for the comparable periods in 1998, decreases of 73.2% and 56.7%, respectively. These significant decreases were due to the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until March 1999 and during 1998 the BLM partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula, for the three months ended September 30, 1999, the BLM partnership received an average of approximately 3.38 cents per kWh for energy delivered.

Total operating revenues for the Navy II partnership were $34.2 million and $86.9 million for the three and nine months ended September 30, 1999, respectively, as compared to $37.1 million and $91.7 million for the comparable periods in 1998, decreases of 7.8% and 5.2%, respectively. The Navy II partnership's energy revenues were $26.2 million and $74.1 million for the three and nine months ended September 30, 1999, respectively as compared to $29.0 million and $79.0 million for the comparable periods in 1998, decreases of 9.7% and 6.2%, respectively. The decreases for the three and nine month periods ended September 30, 1999 as compared to 1998, despite 2.3% and 2.6% increases, respectively, in kWhs produced over the same periods, were due to increased steam transfers from the Navy I partnership. Steam transfer charges during the three and nine months ended September 30, 1999 amounted to $3.5 million and $11.0 million respectively, compared to $0 million and $4.1 million during the same periods in 1998, increases of $3.5 million and $6.9 million, respectively.

                                                     Interest and Other Income
                                                     -------------------------

                         Three Months Ended         Three Months Ended         Nine Months Ended         Nine Months Ended
                            September 30               September 30              September 30              September 30
                            ------------               ------------              ------------              ------------
                                1999                       1998                      1999                      1998
                          $         cents/kWh         $        cents/kWh       $         cents/kWh        $        cents/kWh
                          -         ---------         -        ---------       -         ---------        -        ---------
Navy I partnership           427       0.2             88          0.1          2,325      0.5              381       0.1
BLM partnership              294       0.2            249          0.1            744      0.1              722       0.1
Navy II partnership          533       0.3            363          0.2          1,416      0.2            1,143       0.2

The Navy I partnership's interest and other income were $427,000 and $2.3 million for the three and nine months ended September 30, 1999, respectively as compared to $88,000 and $381,000 for the comparable periods in 1998 increases of 385.2% and 503.7%, respectively. The increase for nine months ended September 30, 1999 was attributable to the recording of a $1.6 million business loss insurance recovery during the first quarter of 1999 in connection with the shutdown of one of the Navy I partnership's turbine generator units. The shut down unit was returned to service in May 1999. The BLM partnership's interest and other income was $294,000 and $744,000 for the three and nine month periods ending September 30, 1999, respectively as compared to $249,000 and $722,000 for the same periods in 1998, increases of 18.0% and 3.0%, respectively. The Navy II partnership's interest and other income was $533,000 and $1.4 million for the three and nine month periods ending September 30, 1999, respectively as compared to $363,000 and $1.1 million for the same periods in 1998 increases of 46.8% and 27.3%, respectively. These increases for the Navy I, BLM and Navy II partnerships were attributable to higher cash balances including the debt service reserve fund as required by the 6.80% Series B Senior Secured Note due 2001, and the 9.05% Series B Senior Secured Note due 2009.

                                                         Plant Operations
                                                         ----------------

                          Three Months Ended         Three Months Ended          Nine Months Ended        Nine Months Ended
                             September 30               September 30               September 30             September 30
                             ------------               ------------               ------------             ------------
                                 1999                       1998                       1999                     1998
                         $          cents/kWh      $            cents/kWh     $            cents/kWh      $       cents/kWh
                         -          ---------      -            ---------     -            ---------      -       ---------
Navy I partnership     2,963           1.4         3,385           1.9       10,002            2.0        10,629      2.2
BLM partnership        3,867           2.2         4,545           2.4       13,422            2.4        15,360      2.8
Navy II partnership    2,494           1.2         3,700           1.9       10,099            1.7        12,370      2.2

The Navy I partnership's operating expenses, including operating and general and administrative expenses, were $3.0 million and $10.0 million for the three and nine months ended September 30, 1999, respectively, as compared to $3.4 million and $10.6 million for the comparable periods in 1998, decreases of 11.8% and 5.7% respectively. The BLM partnership's operating expenses, including operating and general and administrative expenses, were $3.9 million and $13.4 million for the three and nine months ended September 30, 1999, respectively as compared to $4.5 million and $15.4 million for the comparable periods in 1998, decreases of 13.3% and 13.0%, respectively. The Navy II partnership's operating expenses, including operating and general and administrative expenses, were $2.5 million and $10.1 million for the three and nine months ended September 30, 1999, respectively, as compared to $3.7 million and $12.4 million for the comparable periods in 1998, decreases of 32.4% and 18.6%, respectively. The decreases for each partnership for the three months and nine months ended September 30, 1999 as compared to 1998 were due in large part to a significant reduction in operator and management committee fees due to the replacement of the prior operator and managing partner of the Coso projects.

                                                         Royalty Expenses
                                                         ----------------

                         Three Months Ended       Three Months Ended      Nine Months Ended      Nine Months Ended
                            September 30              September 30            September 30          September 30
                        --------------------     -------------------     -------------------    -----------------
                                1999                      1998                     1999                  1998
                          $        cents/kWh       $      cents/kWh         $      cents/kWh     $      cents/kWh
                        -----      ---------     -----    ---------      ------    ---------   -----    ---------
Navy I  partnership     3,899         2.0        3,009       1.7          7,471      1.5       5,386        1.1
BLM partnership           911         0.5        3,267       1.7          3,182      0.6       8,092        1.5
Navy II partnership     3,238         1.6        3,463       1.7          8,980      1.5       8,863        1.6


The Navy I partnership's royalty expenses, were $3.9 million and $7.5 million for the three and nine months ended September 30, 1999, respectively, as compared to $3.0 million and $5.4 million for the comparable periods in 1998, increases of 30.0% and 38.9%, respectively. These increases were due to the combination of increased steam sharing revenues over the same period, and a scheduled increase in the royalty rate paid to the Navy in November 1998 from 10% to 15%. The BLM partnership's royalty expenses, were $911,000 and $3.2 million for the three and nine months ended September 30, 1999, respectively as compared to $3.3 million and $8.1 million for the comparable periods in 1998, decreases of 72.4% and 60.5%, respectively. This decrease was due to a reduction in BLM partnership revenues caused by the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments under Edison's avoided cost of energy since that time. The Navy II partnership's royalty expenses were $3.2 million and $9.0 million for the three and nine months ended September 30, 1999, respectively as compared to $3.5 million and $8.9 million for the comparable periods in 1998 a decrease of 8.6% and an increase of 1.1%, respectively. The three months ended September 30, 1999 decreased as compared to the same period in 1998 due to a decrease in revenue for that period. The change in royalty expense over the nine month period ended September 30, 1999 and 1998 is insignificant.

                                                   Depreciation and Amortization
                                                   -----------------------------

                       Three Months Ended    Three Months Ended     Nine Months Ended    Nine Months Ended
                          September 30          September 30           September 30         September 30
                       ------------------   -------------------    ------------------    ------------------
                              1999                 1998                 1999                     1998
                          $     cents/kWh      $      cents/kWh      $      cents/kWh       $     cents/kWh
                       ------   ---------   ------    ---------    ------   ---------    ------   ---------
Navy I partnership      2,453     1.2        2,946        1.6       7,231       1.5       8,857      1.9
BLM partnership         3,766     2.1        3,666        1.9      11,403       2.1      10,930      2.0
Navy II partnership     3,665     1.8        3,531        1.8      10,758       1.8      10,547      1.9

The Navy I partnership's depreciation and amortization expense was $2.5 million and $7.2 million for the three and nine months ended September 30, 1999, respectively, as compared to $2.9 million and $8.9 million for the comparable periods in 1998, decreases of 13.8% and 19.1%, respectively. These decreases were primarily due to the cessation of depreciation expenses for certain wells which became fully depreciated during these periods. The BLM partnership's depreciation and amortization expense was $3.8 million and $11.4 million for the three and nine months ended September 30, 1999, respectively, as compared to $3.7 million and $10.9 million for the comparable periods in 1998. The Navy II partnership's depreciation and amortization expense was $3.7 million and $10.8 million for the three and nine months ended September 30, 1999 as compared to $3.5 million and $10.5 million for the comparable periods in 1998. The changes in depreciation and amortization expense for each of the BLM partnership and Navy II partnership are insignificant over the two periods.


                                Operating Income
                                ----------------

                       Three Months Ended    Three Months Ended     Nine Months Ended    Nine Months Ended
                          September 30          September 30           September 30         September 30
                       ------------------   -------------------    ------------------    ------------------
                              1999                 1998                 1999                     1998
                          $     cents/kWh      $      cents/kWh      $      cents/kWh       $     cents/kWh
                       ------   ---------   ------    ---------    ------   ---------    ------   ---------
Navy I partnership     9,333       4.8       8,521         4.7     21,451       4.5      16,578      3.5
BLM partnership        6,130       3.4      20,714        10.8     15,337       2.8      48,024      8.9
Navy II partnership    25,366     12.5      26,751        13.5     58,506      10.0      61,103     10.7

The Navy I partnership's operating income was $9.3 million and $21.5 million for the three and nine months ended September 30, 1999, respectively, as compared to $8.5 million and $16.6 million for the comparable periods in 1998, increases of 9.4% and 29.5%, respectively. These increases were due to the combination of increased interest and other income, increased revenue from steam transfers, and decreased plant operations and depreciation and amortization costs, somewhat offset by increased royalty expenses. The BLM partnership's operating income was $6.1 million and $15.3 million for the three and nine months ended September 30, 1999, respectively, as compared to $20.7 million and $48.0 million for the comparable periods in 1998, decreases of 70.5% and 68.1%, respectively. These decreases were mainly due to a reduction in energy revenues due to the expiration of the fixed energy price period under the BLM partnership's power purchase agreement. The Navy II partnership's operating income was $25.4 million and $58.5 million for the three and nine months ended September 30, 1999, respectively as compared to $26.8 million and $61.1 million for the comparable periods in 1998, decreases of 5.2% and 4.3%, respectively. This decrease in operating income for the three and nine months ended September 30, 1999 was due to an increase in steam transfer charges partially offset by a decrease in plant operation costs.

                                Interest Expense
                                ----------------

                       Three Months Ended    Three Months Ended     Nine Months Ended    Nine Months Ended
                          September 30          September 30           September 30         September 30
                       ------------------   -------------------    ------------------    ------------------
                              1999                 1998                 1999                     1998
                          $     cents/kWh      $      cents/kWh      $      cents/kWh       $     cents/kWh
                       ------   ---------   ------    ---------    ------   ---------    ------   ---------
Navy I partnership     3,210       1.6       1,053       0.6        5,836       1.2       3,285      0.7
BLM partnership        2,313       1.3       1,355       0.7        4,856       0.9       4,911      0.9
Navy II partnership    3,195       1.6       1,834       0.9        6,496       1.1       6,286      1.1



The Navy I partnership's interest expense, was $3.2 million and $5.8 million for the three and nine months ended September 30, 1999, respectively, as compared to $1.1 million and $3.3 million for the comparable periods in 1998, increases of 190.9% and 75.8%, respectively. The BLM partnership's interest expense, was $2.3 million and $4.9 million for the three and nine months ended September 30, 1999, respectively, as compared to $1.4 million and $4.9 million for the comparable periods in 1998, an increase of 64.3% and no change for the three and nine months ended September 30, 1999. The Navy II partnership's interest expense was $3.2 million and $6.5 million for the three and nine months ended September 30, 1999, respectively, as compared to $1.8 million and $6.3 million for the comparable periods in 1998, increases of 77.8% and 3.2%, respectively. These increases were due to higher outstanding debt balances resulting from the $413 million senior secured notes which were issued on May 28, 1999.

Interest Expense - Acquisition Debt

The Navy I, BLM and Navy II partnerships incurred interest expense - acquisition debt of $2.0 million, $1.4 million, and $2.0 million, respectively, for the nine months ended September 30, 1999. This interest expense related to acquisition debt in the amount of $211.5 million was incurred on February 25, 1999 to acquire the interests of CalEnergy in the Coso partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Costs Related To Acquisition Debt

The Navy I, BLM and Navy II partnerships incurred other expenses of $2.0 million, $1.5 million and $2.0 million, respectively, for the nine months ended September 30, 1999. These other expenses, which consist primarily of lending, legal and other fees, related to the acquisition debt in the amount of $211.5 million was incurred on February 25, 1999 to acquire the interests of CalEnergy in the Coso partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Loss on early extinquishment of debt

The Navy I, BLM and Navy II partnerships recorded a loss on the early extinguishment of its previous debt in the amounts of $2.4 million, $1.8 million and $2.1 million, respectively for the nine months ended September 30, 1999. This loss was due to a premium and other costs incurred to pay the existing project debt of the Coso partnerships before its scheduled maturity date. These costs included tender premiums paid to the holders of the previous debt and the write off of the remaining balance of deferred financing costs related to the issuance of the previous debt. The previous debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Liquidity and Capital Resources

Each of the Navy I partnership, the BLM partnership and the Navy II partnership derive substantially all of its cash flow from Edison under its power purchase agreement and from interest income earned on funds on deposit. The Coso partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and development costs, distributions to partners and payments with respect to the project debt.


     The following table sets forth a summary of each Coso partnership's cash flows for the nine months ended September 30, 1999 and September 30, 1998.

                                                            Nine Months               Nine Months
                                                               Ended                      Ended
                                                         September 30, 1999        September 30, 1998
Navy I partnership (stand alone)
  Net cash provided by operating activities                    $ 13,472                $ 22,295
  Net cash used in investing activities                         (22,243)                 (3,811)
  Net cash provided (used) by financing activities               19,362                 (13,280)
                                                               --------                --------
      Net change in cash and cash equivalents                  $ 10,591                $  5,204
                                                               ========                ========
BLM partnership (stand alone)
  Net cash provided by operating activities                    $ 27,496                $ 53,624
  Net cash used in investing activities                         (20,448)                (15,074)
  Net cash provided (used) by financing activities                4,117                 (20,755)
                                                               --------                --------
      Net change in cash and cash equivalents                  $ 11,165                $ 17,795
                                                               ========                ========
Navy II partnership (stand alone)
  Net cash provided by operating activities                    $ 54,434                $ 60,975
  Net cash used in investing activities                         (20,850)                 (5,399)
 N et cash provided (used) by financing activities                3,676                 (33,212)
                                                               --------                --------
       Net change in cash and cash equivalents                 $ 37,260                $ 22,364
                                                               ========                ========

The Navy I partnership's cash flows from operating activities decreased by $8.8 million for the nine months ended September 30, 1999 as compared to September 30, 1998, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy I partnership and also due to the debt interest cost relating to the $413.0 million senior secured notes issued on May 28, 1999.

Cash outflows from investing activities at the Navy I partnership increased by $18.4 million for the nine months ended September 30, 1999 as compared to September 30, 1998, primarily due to the increase in restricted cash associated with the project loan from Funding Corp.

The Navy I partnership's cash flows from financing activities increased by $32.6 million for the nine months ended September 30, 1999 as compared to September 30, 1998 as a result of the project loan from Funding Corp. offset in part by increased distributions to partners.

The BLM partnership's cash flows from operating activities decreased by $26.1 million for the nine months ended September 30, 1999 as compared to September 30, 1998, primarily due to a decrease in energy revenues as a result of the switch to avoided cost and also due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the BLM partnership.

Cash outflows from investing activities at the BLM partnership increased by $5.4 million for the nine months ended September 30, 1999 as compared to September 30, 1998 primarily due to the increase in restricted cash associated with the project loan from Funding Corp.

The BLM partnership's cash flows from financing activities increased by $24.9 million for the nine month ended September 30, 1999 as compared to September 30, 1998 as a result of the project loan from Funding Corp. offset in part by increased distributions to partners.

The Navy II partnership's cash flows from operating activities decreased by $6.5 million for the nine months ended September 30, 1999 as compared to September 30, 1998, primarily due to; decreased revenue as a result of increased steam transfers from the Navy I partnership, financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy II partnership, and a write off of related party receivable due to Caithness Acquisition's purchase of CalEnergy's interest.

Cash outflows from investing activities at the Navy II partnership increased by $15.5 million for the nine months ended September 30, 1999 to September 30, 1998 primarily due to the increase in restricted cash associated with the project loan from Funding Corp.

The Navy II partnership's cash flows from financing activities increased by $36.9 million for the nine months ended September 30, 1999 as compared to September 30, 1998 as a result of the project loan from Funding Corp. offset in part by increased distributions to partners.

Year 2000 Issue

    The Year 2000 issue refers to the fact that certain management information and operating systems use two-digit data fields which recognize dates using the assumption that the first two digits are "19" (for example, the number 98 is recognized as the year 1998). When the year 2000 occurs, these systems could interpret the year 2000 as 1900, which, in turn, could result in system failures or miscalculations. This could cause disruptions of operations at the Coso projects and at Edison, their sole customer.

    The Coso partnerships have implemented a comprehensive program to address the potential impact of the Year 2000 issue. This program involves several stages, including inventory and impact assessment, remediation, testing and implementation. The inventory and impact assessment of the information technology infrastructure, computer applications and computerized processes embedded in certain operating equipment has been completed, and all of the necessary modifications have been remediated, tested and implemented.

    The Coso partnerships depend substantially for their operating revenues on Edison's purchase of all electrical energy generated by the plants. If Edison fails to fulfill its contractual obligations under the power purchase agreements because it has failed to resolve its own Year 2000 issues, it could have a material adverse effect on the Coso partnerships' revenues and ability to make payments on the project notes and guarantees. The Coso partnerships have contacted Edison. Edison indicated that its Year 2000 program will be completed by December 31, 1999. Further, Edison has reported in its annual report filed on Form 10-K for the year ended December 31, 1998, that its informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested and operational by December 31, 1999. The Coso partnerships will continue to contact Edison in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee Edison's compliance. Edison and other third parties might fail to resolve timely their own Year 2000 issues, or might experience delays or changes in the estimated time it takes to fix these problems.

    The total expenditures to date for the Year 2000 program have been minimal. The Coso partnerships expect to incur a nominal amount in the future to make their computer systems Year 2000 compliant.

    The Coso partnerships' Year 2000 contingency planning is currently underway to address risk scenarios at the operating level (such as generation and transmission), as well as at the business level (such as procurement and accounting) and include developing strategies for dealing with the most reasonably likely worst case scenario concerning Year 2000-related processing failures or malfunctions caused by internal systems that would include a temporary disruption of service to Edison or the possible disruption of electricity sales to Edison due to Edison's failure to resolve their own Year 2000 issues in a timely manner. Contingency plans will be completed and implemented during the fourth quarter of 1999.

    Although we believe that we and the Coso partnerships have an effective program in place to adequately address the Year 2000 issue in a timely manner, failure of third parties upon whom the Coso partnerships' business relies could result in disruption of the Coso partnerships' generation of revenues and payments on their project notes and guarantees.

PART II                  OTHER INFORMATION


ITEM 1.  Legal Proceedings

Edison Litigation Southern California Edison

  On June 9, 1997, Edison filed a lawsuit in the Superior Court of Los Angeles County (later transferred to Inyo County), California, against CalEnergy, the Coso partnerships and the managing partners of the Coso partnerships--China Lake Operating Company, now known as New CLOC; Coso Technology Corporation, now known as New CTC; and Coso Hotsprings Intermountain Power, Inc., now known as New CHIP. We collectively refer to the defendants in Edison's lawsuit as the Coso Parties. In this lawsuit, Edison asserts breach of contract claims against the Coso Parties that relate to the alleged surreptitious venting of certain non-condensable gases from unmonitored reinjection wells located adjacent to the plants. The Coso Parties have been vigorously defending themselves against Edison's claims.

  The events relating to Edison's breach of contract claims date back to the late 1980's and mid-1990's, and focus on the plants' initial period of operations. The plants had difficulty at that time achieving full compliance with applicable air quality district regulations which, the Coso Parties believe, was due in large part to defective equipment installed during the construction of the plants, as more fully discussed below. As a result, the Coso partnerships self-reported to the Great Basin Unified Air Pollution Control District a series of instances of venting primarily from the plants, and the Great Basin Unified Air Pollution Control District issued Notices of Violations (which are the functional equivalent of an allegation, not an adjudication of any violation). The Coso partnerships chose not to contest these Notices of Violations and paid the agreed-upon fines. There was no formal finding that any environmental violations occurred.

  Edison does not base its claims against the Coso Parties on this self-reported venting. Rather, Edison alleges that CalEnergy, the prior operator of the plants, surreptitiously vented hydrogen sulfide gas from unmonitored reinjection wells in violation of applicable operating permits and environmental laws and regulations. Edison alleges that the Coso partnerships did not report some or all of these alleged violations and breached their contractual obligations to comply with all applicable laws, rules and regulations. Edison argues that a provision in the power purchase agreements requiring the Coso partnerships to comply with applicable laws, rules and regulations allows it to seek damages for any such failures. Edison also asserts that the output of the plants would have been lower but for the alleged surreptitious venting.

  Originally, Edison sought to terminate the three power purchase agreements with the Coso partnerships and to recover damages equal to the total amount Edison had paid for electricity delivered by the Coso partnerships to Edison since inception. In June 1998, the Coso partnerships obtained a ruling from the trial court dismissing Edison's efforts to terminate the three power purchase agreements. In addition, the trial court ruled that Edison could not recover damages based on the total amount that Edison had paid to the Coso partnerships for electricity delivered under the power purchase agreements. Edison's damage theory is now limited to breach of contract damages for energy deliveries which it believes were higher than they would have been had the alleged surreptitious venting not occurred. Edison seeks damages spanning an extended period of time based on the difference between the contract price it paid to the Coso partnerships for the excess electricity they allegedly delivered and the spot market price it would have paid for the amount of such excess electricity.

  In October 1997, the Coso Parties filed a motion for summary judgment arguing that Edison's claims were barred by the 1993 Settlement Agreement (as defined below) and that the statute of limitations for Edison's claims had expired. In June 1993, Mission Power Engineering Company, a California corporation, and The Mission Group, a California corporation (collectively, the "Mission Entities"), on behalf of themselves and their respective subsidiaries and affiliates, including Edison, and CalEnergy and the Coso partnerships, for themselves and on behalf of their respective subsidiaries and affiliates, entered into a Settlement Agreement and Release dated June 9, 1993 (the "1993 Settlement Agreement"). The Mission Entities were at that time, and still are, affiliates of Edison. The 1993 Settlement Agreement resolved, among other things, certain claims the Coso partnerships asserted against the Mission Entities for the Mission Entities' alleged defective construction of the Coso projects.

  Pursuant to three "turnkey" engineering procurement and construction contracts entered into in the late 1980's, the Mission Entities had agreed to construct Navy I, BLM and Navy II so that these plants operated in compliance with all applicable laws, rules and regulations. The Coso partnerships' claims against the Mission Entities related in significant part to the Mission Entities' alleged breach of this contractual provision. The 1993 Settlement Agreement also provided for mutual releases of claims, whether known or unknown, arising out of or relating to the construction of the Coso projects. The trial court denied the Coso Parties' motion for summary judgment, finding that triable issues of fact existed. The Coso Parties also assert other defenses, including, among others, that Edison's claims for damages are not causally related to the alleged venting and do not state legally cognizable claims.

  In September 1997, the Coso Parties filed a cross-complaint against Edison and the Mission Entities. In its present form, the cross-complaint alleges, among other things, breach of contract claims, violations of state law and of decisions rendered by the California Public Utilities Commission, and that Edison's lawsuit constitutes a breach of the 1993 Settlement Agreement. The Coso partnerships have each asserted three separate breach of contract claims against Edison under the power purchase agreements and are seeking damages in excess of $125 million, exclusive of interest, accruing through the life of the respective applicable contractual provisions. The three breach of contract claims are as follows:

First, Edison has refused to pay the forecasted energy prices as to each of the three units at each respective Coso project--Navy I, BLM and Navy II--for the full ten-year "First Period" under the power purchase agreements. Edison has taken the position that the power purchase agreements provide that, with respect to each Coso project, the First Period expires ten years after the first unit for each respective Coso project established firm operation. This would mean that the fixed energy price period expired in August 1997 for the Navy I partnership and in March 1999 for the BLM partnership, and will expire in January 2000 for the Navy II partnership. The Coso partnerships argue, in contrast, that thepower purchase agreements provide that each of the three units at each respective Coso project has its own full ten-year fixed energy price period. This would mean, for example, that each of Units 1, 2 and 3 at Navy I has its own separate ten-year fixed energy price period. Under Edison's position, the fixed energy price periods for Units 2 and 3 at Navy I end at the same time that Unit 1's fixed energy price period ends because Unit 1 was the first unit at Navy I to establish firm operation; accordingly, the fixed energy price periods for Units 2 and 3 are less than ten years.

Second, Edison has refused to accept the Coso partnerships' election of a simultaneous purchase and sale arrangement under which Edison is obligated to pay the full forecasted price for all energy produced by the Coso projects, without deduction for power used by the plants and their related operations, and to serve the Coso partnerships' power needs under a tariff applicable to industrial customers. Instead of accepting the Coso partnerships' election, Edison has paid the Coso partnerships for only the net amount of electricity delivered to Edison.

Third, Edison has refused to extend and escalate the price tables included in the power purchase agreements for the full ten-year fixed energy price period of forecasted prices. The Coso partnerships argue that Edison attached the wrong price tables to the power purchase agreements because the tables leave out the years 1999 and 2000.

  While we strongly dispute Edison's positions and believe the Coso partnerships' positions are the correct interpretations of the power purchase agreements, we have assumed, for purposes of this prospectus only, including the historical and pro forma financial information included herein, that (1) the full ten-year period expires after the first of the three units at each respective Coso project established firm capacity, (2) the Coso partnerships cannot make the election of a simultaneous purchase and sale arrangement and (3) the pricing tables included in the power purchase agreements are correct. We believe that this assumption is conservative and reasonable for purposes of this prospectus given that we cannot predict the outcome of this issue.

  On September 9, 1997, the Coso partnerships filed a separate lawsuit in the Superior Court of Inyo County, California, against Edison seeking restitution and injunctive relief for unfair competition and false advertising. The unfair competition claim raises a series of electric industry issues concerning Edison's alleged program of anti-competitive activities aimed at QFs, such as the Coso projects, and at other competitors, including electric service providers or "ESPs." The Coso partnerships have also alleged that Edison willfully violated decisions and orders of the California Public Utilities Commission, which includes a claim for punitive damages in an unspecified amount.

  In December 1997, the Superior Court consolidated Edison's and the Coso partnerships' lawsuits into one proceeding. The parties to the consolidated actions had been engaged in extensive discovery and motion practice, discovery (other than expert discovery) was scheduled to be completed by December 31, 1999 and a trial date had been set for March 1, 2000.

  However, these dates have been vacated, and no new dates have been set, pursuant to a stipulation entered into by the parties and an order of the trial court. In essence, Edison and the Coso Parties agreed to a moratorium on all ongoing activities in these lawsuits from March 29, 1999 to September 30, 1999, in order to explore the possibility of reaching a negotiated settlement. Edison and the Coso Parties agreed to attempt to mediate their disputes and held a mediation session during the week of September 7, 1999, before a former California supreme court justice. Subsequent to that mediation session, the parties agreed to extend further the moratorium through October 28, 1999, to allow the parties to continue their settlement discussions. Following further settlement discussions, that moratorium was further extended to November 30, 1999. If the parties are unable to reach a negotiated settlement by November 30, 1999, the lawsuits will continue where they left off, and the court will probably set a trial date for some time in the early summer of 2000.

  Neither we, the Coso partnerships nor anyone else can predict at this time whether Edison will prevail on its claims against any or all of the Coso Parties or whether any or all of the Coso Parties will prevail on their claims against Edison, in part because pre-trial discovery has not been completed and is now subject to the moratorium and because of the complexity of the factual and legal issues involved. Further, no one can give you any assurance that the parties will be able to reach a negotiated settlement of the lawsuits and, if they do, what the terms of such a settlement would be. It is possible that the parties will be unable to reach a settlement and Edison could recover significant damages. Edison has not yet provided the Coso Parties with any formal calculation of its alleged damages but, if the parties are unable to reach a negotiated settlement, the Coso Parties expect Edison to seek damages in an amount which would be material to the financial condition and results of operations of the Coso partnerships, either individually or taken as a whole.

Dow litigation

  In addition, the BLM partnership is currently involved in an arbitration proceeding against Dow Chemical Company ("Dow"). The BLM partnership is seeking to recover certain damages incurred by the BLM partnership prior to 1998 as a result of problems associated with the installation by Dow in 1992 of a hydrogen sulfide abatement system at BLM. See "--Power Production Process." The arbitration proceeding is a result of a settlement agreement entered into between the BLM partnership and Dow in 1997 in which Dow stipulated to the issue of its liability based on negligent misrepresentation. Dow has not made any claims against the BLM partnership in the arbitration proceeding.

Fuji litigation

  In March 1998, China Lake Plant Services, Inc., one of our affiliates, and the Coso partnerships filed a lawsuit in Superior Court of the State of California, County of Orange (Case No. 791982), against Fuji Electric Co., Ltd. and Fuji Electric Corporation of America for breach of warranty related to the Coso partnerships' nine geothermal turbine rotors. The Coso partnerships sought to recover repair costs and other damages totaling approximately $16.0 million incurred as a result of vibrations alleged to have occurred during operations, which resulted in cracking and one catastrophic failure. Fuji made no counterclaims against the Coso partnerships.

  On June 23, 1999, the parties to the lawsuit entered into a Settlement Agreement and Mutual Release which provides for the settlement of the breah warranty claims made against Fuji and releases of all parties with respect to the subject matter of the lawsuit if the parties satisfy several specific conditions. These conditions have been satisfied and the lawsuit has been dismissed with prejudice.

General

    Except as otherwise described above, the Coso partnerships are currently parties to various minor items of litigation, none of which, if determined adversely, would be material to the financial condition and results of operations of the Coso partnerships, either individually or taken as a whole.

ITEM 2.  Change in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

   On November 10, 1999, Caithness Coso Funding Corp. completed its offer to exchange up to $110.0 million aggregate principal amount of its newly issued 6.80% Series B Senior Secured Notes due 2001 for a like amount of its privately placed 6.80% Series A Senior Secured Notes due 2001 and up to $303.0 million aggregate principal amount of its newly issued 9.05% Series B Senior
Secured Notes due 2009 for a like amount of its privately placed 9.05% Series A Senior Secured Notes due 2009. The offer to exchange and withdrawal rights expired at 5:00 p.m., New York City time, on November 10, 1999, at which time $413.0 million aggregate principal amount of the Series A Senior Secured Notes, including $110.0 million aggregate principal amount of its 6.80% Series A Senior Secured Notes due 2001 and $303.0 million aggregate principal amount of its 9.05% Series A Senior Secured Notes due 2009, had been validly tendered to the exchange agent and not withdrawn prior to the expiration of the exchange offer.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.1 Financial Data Schedule

(b)  Reports on Form 8-K
     No Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 1999         COSO POWER DEVELOPERS,
      -----------------         a California general partnership

                                By: New CTC Company, LLC,
                                     its Managing General Partner

                                By: /s/ Christopher T. McCallion
                                    ________________________________
                                    Christopher T. McCallion
                                    Executive Vice President &
                                    Chief Financial Officer
                                    (Principal Financial and
                                        Accounting Officer)