Form 10-K
period 1999-12-31
COSO POWER DEVELOPERS
filed 2000-03-30
CIK 1088873

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended December 31, 1999

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the transition period from _______________________to_______________________

                        Commission File Number 333-83815
                                               ---------

                              Coso Power Developers
                          ----------------------------
                (Exact name of registrant as specified in its charter)

                California                              94-3102796
                ----------                             ------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

     1114 Avenue of the Americas, 41st Floor, New York, New York    10036-7790
     ------------------------------------------------------------   ----------
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212) 921-9099
                                                    --------------

Securities registered pursuant to Section 12(g) of the Act:

                  6.80% Series B Senior Secured Notes Due 2001
                  --------------------------------------------
                                (Title of class)

                  9.05% Series B Senior Secured Notes Due 2009
                  --------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2)has been subject to such
filing requirements for the past 90 days.         [ x ]  Yes       [   ] No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant's Common Stock is not traded in a public market.

         Aggregate market value of the voting stock held by non-affiliates of the registrant:
                                Not applicable.


                    Documents Incorporated by Reference: None

                              COSO POWER DEVELOPERS
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 Part 1                             Page
                                                                    ----

Item 1.   Business                                                    1

Item 2.   Properties                                                  8

Item 3.   Legal Proceedings                                           9

Item 4.   Submission of Matters to a Vote of Security Holders         9

                                Part II

Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters (Not applicable)            9

Item 6.   Selected Financial Data                                     10

Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     14

Item 7A.  Quantitative and Qualitative Disclosures About
              Market Risk                                             25

Item 8.   Financial Statements and Supplementary Data                 26

Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     27

                            Part III

Item 10.  Directors and Executive Officers of the Registrants         27

Item 11.  Executive Compensation                                      29

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management (Not applicable)                             29

Item 13.  Certain Relationships and Related Transactions              31

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                             34

                                     Part I

Item 1. Business.


The Coso Projects

      The Coso projects consist of three 80 MW geothermal power plants, called Navy I, BLM and Navy II, their transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another in the Mojave Desert approximately 150 miles northeast of Los Angeles, California, and have been generating electricity since the late 1980s. Unlike fossil fuel-fired power plants, the Coso projects' power plants use geothermal energy derived from the natural heat of the earth's interior to generate electricity.

      The Navy I partnership owns Navy I and its related facilities, the BLM partnership owns BLM and its related facilities and the Navy II partnership owns Navy II and its related facilities (collectively the Coso partnership). The Coso partnerships and their affiliates own the exclusive right to explore, developand use, currently without any known interference from any other power developers, a portion of the Coso Known Geothermal Resource Area.

      The geothermal power plants, each of which has three separate turbine generator units, have consistently operated above their nominal capacities, and the combined average capacity factor for the plants has exceeded 100%, for each of the last six years.

      The Coso partnerships sell 100% of the electrical energy generated at the plants to Southern California Edison (Edison) under three long-term Standard
Offer No. 4 power purchase agreements. Each power purchase agreement expires after the last maturity date of the senior secured notes. Edison is one of the largest investor-owned electric utilities in the United States. Under the power purchase agreements, the Coso partnerships receive the following payments:

      * Capacity payments for being able to produce electricity at certain levels. Capacity payments are fixed throughout the lives of the power purchase agreements;

      * Capacity bonus payments if they are able to produce electricity above a specified higher level. The maximum capacity bonus payment available is also fixed throughout the lives of the power purchase agreements; and

      * Energy payments based on the amount of electricity their respective plants actually produce.

      Energy payments are fixed for the first ten years of firm operation under the power purchase agreements. Firm operation was achieved for each Coso partnership when Edison and that Coso partnership under its power purchase agreement agreed that each generating unit at a plant was a reliable source of generation and could reasonably be expected to operate continuously at its effective rating. After the first ten years of firm operation and until its power purchase agreement expires, Edison makes energy payments to the Coso partnership based on its avoided cost of energy. Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the relevant Cosopartnership. Future energy payments paid by Edison to the Coso partnerships will most likely be less than historical energy payments because they will be paid based on Edison's avoided cost of energy. The fixed energy price period expired in August 1997 for the Navy I partnership and in March 1999 for the BLM partnership, and will expire in January 2000 for the Navy II partnership. The Edison power purchase agreements will expire:

     *   In August 2011 for the Navy I partnership;

     *   In March 2019 for the BLM partnership; and

     *   In January 2010 for the Navy II partnership.


AB1890 Energy Subsidy Payments

     In addition to receiving payments under the power purchase agreements, the Navy I partnership and the BLM partnership currently qualify for subsidy payments from a special purpose state fund established under AB1890. The California Energy Commission administers the fund. AB1890 provides in part for subsidy payments from 1998 through 2001 to power generators using renewable sources of energy, including geothermal energy, and who are being paid based on an avoided cost of energy basis. The funds are distributed in the form of a production incentive payment that subsidizes renewable energy producers when prices paid for their electricity are below certain pre-determined target prices. Under AB1890, the Navy I partnership and the BLM partnership are expected to receive in the future subsidy payments for energy delivered to Edison by the Navy I partnership or the BLM partnership, as the case may be, if Edison's avoided cost of energy falls below 3.0(cent) per kWh. This subsidy is capped at 1.0(cent) per kWh. The Navy II partnership should also qualify for these subsidy payments through 2001 once the fixed energy price period under its power purchase agreement expires.


Purchase of CalEnergy Interests

      On February 25, 1999, Caithness Acquisition purchased all of CalEnergy's interests in the Coso projects. The purchase price consisted of $205.0 million in cash, plus $5.0 million in contingent payments, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million. In order to complete the purchase, Caithness Acquisition arranged for short-term debt financing in the principal amount of approximately $211.5 million. Caithness Acquisition used a portion of the proceeds from the Series A note offering that it received from the Coso partnerships, together with funds from other sources, to repay all amounts owed under their short-term debt facility.


Operating Strategy

      The Coso partnerships seek to maximize cash flow at the Coso projects through active management of the Coso projects' cost structure and the Coso geothermal resource. As a result of Caithness Acquisition's purchase of all of CalEnergy's interests in the Coso projects, the Coso partnerships have retained Coso Operating Company, which is one of our affiliates, to maintain all three plants, the transmission lines and the geothermal resource, including well drilling. As a result of the change in operators and the restructuring of operator fees, the aggregate annual fees to be paid by the Coso partnerships to Coso Operating Company have been reduced significantly. Payments of operator fees have been subordinated to all payments to be made under the senior secured notes. Caithness Acquisition, which purchased the managing partners interest in the Coso partnerships, has caused any management committee fees payable by each Coso partnership to its partners to be subordinated to all payments to be made under the senior secured notes.

      The Coso projects qualify as Small Power QFs under PURPA and the rules and regulations promulgated under PURPA by FERC. PURPA exempts the Coso projects from certain federal and state regulations. The Coso projects must continue to satisfy certain ownership and fuel-use standards to maintain their QF status. Since their inception, the Coso projects have satisfied these standards and we expect that they will continue to do so.


The Sponsor

      Caithness Energy, the principal operating subsidiary of Caithness Corporation, is a developer and owner of independent power projects and is the sponsor of the Coso projects. Since 1966, the current owners of Caithness Corporation have been involved in the development of long-term investment opportunities involving natural resources. Caithness Corporation is one of the two original sponsors of the Coso projects and formed Caithness Energy in 1995 to consolidate its ownership of independent power projects.

      Caithness Energy believes that it is currently the second largest owner of geothermal power projects in the United States, based on the total electrical generating capacity of its power projects. Through its controlled affiliates, Caithness Energy owns interests in six geothermal plants, including the Coso projects, totaling 340 MW. Caithness Energy is also seeking to develop two additional geothermal power projects with a total potential electrical generating capacity of over 400 MW, and has interests in other operating power generating facilities, including solar, wind and natural gas, totaling an additional 480 MW.

      Caithness Energy is headquartered in New York City and has additional offices in California and Florida.


The Issuer

      Caithness Coso Funding Corp. (Coso Funding Corp.) is a special purpose corporation and a wholly owned subsidiary of the Coso partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso partnerships. The Coso partnerships have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

      Coso Funding Corp. has no other material assets, other than the loans made to the Coso partnerships, and does not conduct any business, other than issuing the senior secured notes and making the loans to the Coso partnerships.


The Coso Known Geothermal Resource Area

      The Coso projects are located in an area that has been designated as a Known Geothermal Resources Area by the Bureau of Land Management pursuant to the Geothermal Steam Act of 1970. The Bureau of Land Management designates an area as a Known Geothermal Resource Area when it determines that a commercially viable geothermal resource is likely to exist there. There are over 100 Known Geothermal Resource Areas in the United States, most of which are located in the western United States in tectonically active regions.

      The Coso Known Geothermal Resource Area is located in Inyo County, California, approximately 150 miles northeast of Los Angeles. The Coso geothermal resource is a "liquid-dominated" hot water source contained within the heterogeneous fractured granite rocks of the Coso Mountains. It is believed the heat source for the Coso geothermal resource is a hot molten rock or "magma" body located at a depth of six-to-seven miles beneath the surface of the field. Geochemical studies indicate that the water in the Coso geothermal resource is ancient water that has been there since the ice age or longer.

Steam Sharing Program

      The Coso partnerships previously implemented a steam-sharing program, which they established among the Coso projects under a Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam-sharing program is to enhance the management, and to optimize the overall use, of the Coso geothermal resource. Pursuant to the steam sharing program, the Coso partnerships constructed an inter-project steam supply and water injection system which links the three Coso projects and BLM North together via metered transfer lines through which the Coso partnerships exchange steam and other geothermal resources with one another.

      As part of the steam sharing program, the Coso partnerships plan to conserve the geothermal resource whenever possible by, among other things, transferring steam between and among the Coso projects and BLM North, rather than drilling new wells at the Coso projects' sites prematurely, and expanding a flexible field-wide water reinjection program. While each of the Navy and the Bureau of Land Management has consented to the steam sharing program, each has reserved the right, in its sole discretion, to withdraw its consent to such transfers under certain circumstances.

      In 1999, the Navy I partnership and the Navy II partnership paid aggregate royalties to the Navy of approximately $6.3 million for steam transferred by Navy I to Navy II and by Navy II to BLM under the steam sharing program from geothermal resources located on the property on which Navy I or Navy II, as the case may be are situated. Of this amount, the Navy I partnership paid approximately $2.8 million and the Navy II partnership paid approximately $3.5 million. The BLM partnership reimbursed the Navy II partnership approximately $0.8 million of the royalties paid by Navy II partnership. The BLM partnership did not pay a royalty for electricity generated by BLM for steam transferred from Navy property and sold to Edison.


Royalty and Revenue-Sharing Arrangements

      The Coso partnerships are required to make royalty payments to, and are subject to other revenue-sharing arrangements with, the Navy, the Bureau of Land Management and certain other persons.


Navy I

      Under the Navy Contract, as a royalty for Unit 1 at Navy I, the Navy I partnership is obligated to reimburse partially the Navy for electricity supplied to it by Edison from electricity generated at Navy I. The reimbursement payment is based upon a pricing formula included in the Navy Contract. The percentage rate of reimbursement changes semiannually, but cannot exceed 95% of the price paid by the Navy to Edison, in accordance with a weighted index based on the Consumer Price Index and price indices for the oil industry, the electric power plant industry and the construction industry.

      In addition, with respect to Unit 1 at Navy I, the Navy I partnership is obligated to pay the Navy the sum of $25.0 million on or before December 31, 2009, the expiration date of the term of the Navy Contract. Payment of this obligation will be made from an established sinking fund to which the Navy I partnership has been making payments since 1987.

      For Units 2 and 3 at Navy I, the Navy I partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty expense is 15.0% of revenues received by the Navy I partnership through 2003 and will increase to 20.0% from 2004 through 2009, the expiration date of the Navy Contract.


BLM

      The BLM partnership pays royalties to the Bureau of Land Management under the BLM lease. The royalty rate is 10% of the value of the steam produced by the BLM partnership. This royalty rate is fixed for the life of the BLM Lease. In addition to this royalty, the BLM partnership is obligated to pay a royalty to Coso Land Company, a general partnership of which Caithness Acquisition and another affiliate of Caithness Energy are the general partners, in connection with the assignment of the BLM lease to the BLM partnership. The royalty is subordinated to the payment of all the BLM partnership's other royalties, all debt service and all operating costs of BLM. No portion of the royalty that has been accrued to Coso Land Company to date has been paid.


BLM North

      Coso Land Company applied, as a tenant-in-common, to the Bureau of Land Management for assignment of an undivided one-third interest in the LADWP leases. Once this assignment becomes effective, the Coso partnerships will be required to pay $8.00 per acre in rent and additional rent to the Bureau of Land Management. When a leased property commences to produce geothermal steam, the Coso partnerships will pay monthly royalties under the LADWP leases of 10% of the amount or value of the steam produced 5% of any by-products and 5% of commercially demineralized water. The Bureau of Land Management may establish minimum production levels and reduce the foregoing royalties if necessary to encourage the greater recovery of leased resources, or as otherwise justified.


Navy II

      The Navy II partnership pays royalties to the Navy under the Navy Contract. The Navy II partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty rate was 10.0% of electricity sales to Edison through 1999, and will increase to 18.0% from 2000 through 2004 and to 20.0% from 2005 through the end of the initial term.


Operations and Maintenance

      The operations and maintenance services for the Coso projects, including Navy I, BLM and Navy II, the Navy I Transmission Line, the BLM/Navy II Transmission Line, the wells, the gathering system and the other related facilities, are performed by Coso Operating Company on behalf of the Coso partnerships pursuant to O&M agreements. Coso Operating Company is a wholly owned subsidiary of Caithness Acquisition. It was initially formed by CalEnergy to facilitate the transfer of operational control of the Coso projects to Caithness Energy's affiliates.

     On February 26, 1999 CalEnergy ceased to be the operator of the Coso projects, and FPL Energy Operating Services, Inc. (FPLEOSI), an indirect wholly owned subsidiary of FPL Energy, Inc., assumed that role. The amended and restated operation and maintenance agreement between FPLEOSI and the managing general partners was implemented. Under the agreement, FPLEOSI became the plant operator and Coso Operating Company was responsible for maintenance of the geothermal resource.

      On October 17, 1999 the operating agreement between FPLEOSI and the managing general partners was terminated and Coso Operating Company became the sole operator of the plant and the geothermal field.


Insurance

       The Coso partnerships currently maintain property, business interruption, catastrophe and general liability for the Coso projects. The plants are insured for $600.0 million per occurrence for general property damage (limited to replacement costs) and $240.0 million per occurrence for business interruption, subject to a $25,000 deductible for property damage (and a $250,000 deductible for the turbine generator sets), with a 15-day deductible for business interruption and a 25-day deductible for machinery breakdown and earthquake.
Catastrophic insurance (including earthquake and flood) is capped at $200.0 million for property damage, subject to a deductible of $2.5 million or 5.0% of the loss, whichever is greater. Liability insurance coverage is $51.0 million (occurrence based). Operators' extra expense (control of well) insurance is $10.0 million per occurrence with a $25,000 deductible.


Employees

      Employees necessary for the operation of the Coso partnerships are provided by Coso Operating Company, under their respective operation and maintenance agreements. As of December 31, 1999, Coso Operating Company employed 116 people to operate and maintain the Coso projects.

      Coso Operating Company maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, electric power operation and certain accounting, purchasing and payroll services.


Competition

       The Coso partnerships sell all the electrical energy generated at the plants to Edison under three long-term Standard Offer No. 4 power purchase agreements. The payments under these agreements have constituted 100% of the operating revenues of each power plant since its inception.


Environmental and Regulatory Matters

      The Coso partnerships are subject to environmental laws and regulations at the federal, state and local levels in connection with their development, ownership and operation of the Coso projects. These environmental laws and regulations generally require that a wide variety of permits and governmental approvals be obtained to construct and operate an energy-producing facility. The facility must then operate in compliance with the terms of these permits and approvals. If the Coso partnerships fail to operate the facility in compliance with applicable laws, permits and approvals, governmental agencies could levy fines or curtail operations.

      The Coso partnerships believe they are in compliance in all material respects with all applicable environmental regulatory requirements applicable to the Coso project, and that maintaining compliance with current governmental requirements will not require a material increase in capital expenditures or materially adversely affect that Coso partnership's financial condition or results of operations. It is possible, however, that future developments, such as more stringent requirements of environmental laws and enforcement policies thereunder, could affect capital and other costs at the Coso projects and the manner in which the Coso partnerships conduct their business.


Financial Information
(in thousands)

Navy I Partnership                                                       Years Ended December 31,

                                                               1997                 1998              1999(c)
                                                               ----                 ----             -------
Total Operating Revenue                                       100,431              53,153             55,666
Operating Income                                               66,439              21,259             23,995
Total Assets                                                  209,390             202,266            217,712


BLM Partnership                                                          Years Ended December 31,

                                                               1997                 1998              1999(c)
                                                               ----                 ----             -------

Total Operating Revenue                                       102,868             107,199             49,877
Operating Income                                               59,675              62,512             11,343
Total Assets                                                  225,172             228,381            216,391


Navy II Partnership                                                      Years Ended December 31,

                                                               1997                 1998              1999(c)
                                                               ----                 ----             -------

Total Operating Revenue                                       112,796             119,564            113,746
Operating Income                                               75,047              78,444             70,169
Total Assets                                                  228,653             220,867            273,269



                               See Footnotes to Summary Selected Historical Financial and Operating Data

Item 2.  Properties.


Plants


Navy I

      Navy I and its steam resource are located on the United States Naval Weapons Center at China Lake. It commenced operations in 1987. Geothermal steam for Navy I was produced using over 40 production and injection wells located within a radius of approximately 3,000 feet of Navy I. Navy I consists of three separate turbine generators, known as Units 1, 2 and 3, each with approximately 30 MW of electrical generating capacity. Navy I's steam gathering and piping systems are cross-connected to Navy II via metered transfers to allow steam to be transferred from wells located on the real property covered by the LADWP leases to Navy I and between Navy I and Navy II pursuant to the steam sharing program. Unit 1 at Navy I commenced firm operation in 1987, and Units 2 and 3 at Navy I commenced firm operation during 1988. Navy I has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 95.4% in 1999, 94.6% in 1998, and 103.2% in 1997, based on a nameplate capacity of 80 MW.


BLM

      BLM and its steam resource are located on Bureau of Land Management property (other than the Bureau of Land Management property that is subject to the LADWP leases), within the boundaries of the United States Naval Weapons Center at China Lake. It commenced operations in 1989. BLM is comprised of turbine generators located at two different power blocks: the BLM East site and the BLM West site. The BLM East site is located approximately 1.3 miles east of the BLM West site. Geothermal steam for BLM was produced using over 35 production and injection wells located within a radius of approximately 4,000 feet from either the BLM East or the BLM West site. BLM consists of three separate turbine generators, known as Units 7, 8 and 9. Units 7 and 8 are located at the BLM East site, each with a generating capacity of approximately 30 MW, while Unit 9 is located at the BLM West site, with a generating capacity of approximately 30 MW. BLM's steam gathering and piping systems are cross connected to Navy II via metered transfers to allow steam to be transferred between Navy II and BLM pursuant to the steam sharing program. All three units commenced firm operation during 1989. BLM has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 105.0% in 1999, 104.4% in 1998, and 99.6% in 1997, based on a nameplate capacity of 80 MW.


Navy II

      Navy II and its steam resource are located on the United States Naval Weapons Center at China Lake. It commenced operations in 1989. Geothermal steam for Navy II was produced using over 35 production and injection wells located within a radius of approximately 6,000 feet of Navy II. Navy II consists of three separate turbine generators, known as Units 4, 5 and 6, each with approximately 30 MW of electrical generating capacity. Navy II's steam supply systems are cross-connected to Navy I's and BLM's steam supply systems via metered transfers to allow steam to be transferred between or among the plants pursuant to the steam sharing program. All three Navy II units commenced firm operation in 1990. Navy II has an aggregate gross electrical capacity of approximately 90 MW, and operated at an average operating capacity factor of 112.0% in 1999, 108.6% in 1998, and 108.9% in 1997, based on a nameplate capacity of 80 MW.


Transmission Lines

      The electricity generated by Navy I is conveyed over an approximately 28.8-mile 115 kilovolt ("kV") transmission line on Navy and Bureau of Land Management land that is connected to the Edison substation at Inyokern, California. The Navy I partnership owns and uses this transmission line and its related facilities. The electricity generated by BLM and Navy II is conveyed over an approximately 28.8-mile 230 kV transmission line on Navy and Bureau of Land Management land that is also connected to the Edison substation at Inyokern, California. Coso Transmission Line Partners owns the BLM/Navy II Transmission Line and related facilities.


Item 3. Legal Proceedings.


Settlement of Litigation

      In February 2000, Navy I, Navy II, BLM and Edison reached a settlement, subject to the approval of the California Public Utilities Commission of all matters of litigation between the Coso Partnerships and Edison. The cost of the settlement was allocated among the Coso Partnerships.

      In June 1999, Navy I, Navy II, BLM, and Fuji Electric Co., and Fuji Electric Corporation of America reached a settlement agreement. Fuji, in consideration of the settlement agreement, must provide various equipment and spare parts to the Coso Partnerships.

      In December 1999, the BLM partnership and Dow Chemical Company entered into a confidential settlement agreement, which was effective January 1, 2000, to resolve BLM's claim to recover damages incurred related to an installation in 1992 by Dow of a hydrogen sulfide abatement system.


Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      Not applicable.

Item 6. Selected Financial Data.

      The selected fiscal year end historical financial data has been derived from the audited financial statements of the Coso partnerships. The information contained in the following tables should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this report.

                                                          Navy I Partnership
                                                           (Stand-alone)(a)
                                                   (In thousands, except ratio data)


                                                                                 Year Ended December 31
                                                                                 ----------------------


                                                            1995             1996           1997           1998        1999 (c)
                                                           ------           ------         ------          -----       -------
Statement of Operations Data:

    Operating Revenues.............................       $ 107,063       $ 118,206      $ 100,431(b)   $  53,153(b)   $ 55,666
    Operating expenses.............................         (37,145)        (36,147)       (33,992)       (31,894)      (31,671)
                                                          ----------      ----------     ----------     ----------     ---------

    Operating income...............................          69,918          82,059         66,439         21,259        23,995


Non-Operating income and (expense):

    Interest expense................................        (11,356)        (8,868)        (6,260)        (4,333)       (11,591)
    Other expenses.................................           --               --             --            (923)        (4,359)
    Interest and other income, net...............             2,893          3,286          1,980            585          1,776
                                                          ---------       ---------      ---------      ----------     ---------

    Net income.....................................       $  61,455       $ 76,477       $ 62,159       $ 16,588       $  9,821
                                                          =========       ========       =========      ==========     =========

Operating Data:

    Operating capacity factor (d)(e)...............          112.1%         112.1%         103.2%          94.6%         95.4%
    kWh produced...................................         785,400        787,688        723,116        662,560       668,388


                               See Footnotes to Summary Selected Historical Financial and Operating Data

                                                               BLM Partnership
                                                                (Stand-alone)
                                                        (In thousands, except ratio data)



                                                                                  Year Ended December 31,
                                                                                  -----------------------

                                                              1995          1996         1997        1998       1999 (c)
                                                             ------       -------       ------      ------     ---------
Statement of Operations Data:

    Operating Revenues.................................    $ 100,534    $ 101,923     $ 102,868   $ 107,199    $ 49,877(b)
    Operating expenses.................................      (40,418)     (40,017)      (43,193)    (44,687)    (38,534)
                                                           ---------    ---------      ---------  ---------    --------


    Operating income...................................       60,116       61,906        59,675      62,512      11,343


Non-Operating income and (expense):

    Interest expense..............................          (15,063)      (13,162)       (9,105)    (6,267)     (8,739)
    Other expenses..............................               --             --           --         (953)     (3,318)
    Interest and other income, net............                2,644         2,520         1,712      1,181       1,066
                                                           --------      --------      --------   --------     -------


    Net income...............................              $ 47,697      $ 51,264      $ 52,282   $ 56,473     $   352
                                                           ========      ========      ========   ========     =======
Operating Data:

    Operating capacity factor (d)(e)...................      107.5%        107.9%        99.6%      104.4%      105.0%
    kWh produced.......................................     753,200       758,115       697,794    731,767     735,840




                               See Footnotes to Summary Selected Historical Financial and Operating Data

                                                             Navy II Partnership
                                                                (Stand-alone)
                                                        (In thousands, except ratio data)


                                                                                   Year Ended December 31,
                                                                                   -----------------------


                                                                  1995         1996       1997          1998         1999 (c)
                                                                 ------      ------      ------        ------       ---------
Statement of Operations Data:

    Operating Revenues......................................    $ 108,390  $ 115,126   $ 112,796    $ 119,564     $ 113,746
    Operating expenses......................................      (39,168)   (37,911)    (37,749)     (41,120)      (43,577)
                                                                ---------  ---------   ---------    ---------     ----------


    Operating income........................................       69,222     77,215      75,047       78,444        70,169


Non-Operating income and (expense):

    Interest expense..........................................    (13,868)   (12,149)   (10,532)      (8,122)       (11,967)
    Other expenses..........................................         --         --         --         (1,664)        (4,171)
    Interest and other income, net.........................         3,040      3,174      2,187        1,799          2,174
                                                                 --------   --------   --------     ---------      ---------



    Net income...............................................    $ 58,394   $ 68,240   $ 66,702     $ 70,457       $ 56,205
                                                                  ========   ========   ========     ========      ========

Operating Data:

    Operating capacity factor (d)(e)........................       111.3%    110.6%      108.9%       108.6%        112.0%
    kWh produced............................................      779,800   777,243     762,821      760,659       785,772



                               See Footnotes to Summary Selected Historical Financial and Operating Data



                                                                                        As of December 31,
                                                                                        -------------------


Balance Sheet Data (in thousands):                                1995            1996            1997       1998          1999
----------------------------------                               ------          ------          ------     ------        ------
Navy I Partnership (stand-alone)(a)

     Cash..................................................     $ 45,093        $ 15,724       $  2,888   $     --       $  7,821
     Restricted cash and investments.......................       28,161          29,016          6,479       7,524        25,001
     Property, plant and equipment, net....................      205,451         195,146        186,399     180,189       153,879
     Power purchase agreement, net......................           --               --             --          --          13,388
     Total assets............................................... 301,474         264,250        209,390     202,266       217,712
     Project loans:
       Existing project debt, payable to                         127,340          76,056         45,666      40,566         __
               Coso Funding Corp...............................
      Project notes (f)........................................... --               --             --          --         151,550
     Partners' capital.......................................   $164,581      $  167,834      $ 155,568   $ 149,933      $ 49,362

BLM Partnership (stand-alone)

     Cash...................................................    $ 40,219      $   13,166      $     873        --         $ 6,423
     Restricted cash and investments......................        23,533          23,298            290         290         9,806
     Property, plant and equipment, net............              216,278         208,867        198,296     202,270       165,650
     Power purchase agreement, net.......................          --              --            --          --            20,549
     Total assets................................................305,327         269,637        225,172     228,381       216,391
     Project loans:
         Existing project debt, payable to                       137,748         105,990         76,654      37,958         __
                Coso Funding Corp..............................
     Project notes (f)...........................................  --              --              --          --        107,900
     Partners' capital......................................... $119,560      $  112,666      $ 124,113   $ 163,191     $ 79,350

Navy II Partnership (stand-alone)

     Cash.......................................................$ 44,721      $   18,133      $   1,148   $     818     $  6,020
     Restricted cash and investments.......................       22,841          22,391           --          --         54,338
     Property, plant and equipment, net...................       212,848         203,454        199,134     188,840      147,522
     Power purchase agreement, net......................           --              --             --          --          28,409
     Total assets............................................... 309,009         272,549        228,653     220,867      273,269
     Project loans:
           Existing project debt, payable to                     156,043         124,361         97,267      61,323         __
              Coso Funding Corp...............................
     Project notes (f)..........................................    --             --            --            --        153,550
     Partners' capital.........................................$ 140,082       $ 126,092      $ 125,413   $ 153,661    $ 104,331




                     See Footnotes to Summary Selected Historical Financial and Operating Data

     Footnotes to Summary Selected Historical Financial and Operating Data

(a) Reflects the combined financial results of the Navy I partnership and Coso Finance Partners II, a California general partnership ("CFP II"). The Navy I partnership and CFP II were first formed as separate entities to facilitate the initial bank financing for the construction and development of Navy I. Initially, the Navy I partnership acquired all of the assets relating to the first turbine generator unit at Navy I and CFP II acquired all of the assets of Navy I relating to the second and third generator units at Navy I. In 1988, CFP II assigned all of its rights and interests in the second and third generator units at Navy I to the Navy I partnership in return for a 5.0% royalty to be paid based on the Navy I partnership's steam production. Since the Navy I partnership and CFP II operate under common ownership and management control, the historical financial statements of the entities have been combined after elimination of intercompany amounts related to the royalty arrangement. At the closing of the Series A notes offering, CFP II merged with and into the Navy I partnership and the accrued royalty was extinguished. In addition, the royalty will no longer be accrued from and after the Series A note offering.

(b) The decrease in energy revenues is due to the fact that the fixed energy price period expired for the Navy I partnership in August 1997. The fixed energy price period for the BLM partnership expired in March 1999 and will expire for the Navy II partnership in January 2000.

(c) After Caithness Acquisition's purchase of all of CalEnergy's interests in the Coso projects, on February 25, 1999, the Coso partnerships adopted a new basis of accounting and therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and therefore is not comparable. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based on their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

(d)  Based on a nameplate capacity of 80 MW.

(e) The reduction in the operating capacity factor for the Navy I partnership and the increase in the operating capacity factor for the BLM partnership and the Navy II partnership is due to the transfer of steam from the Navy I partnership to the BLM partnership and the Navy II partnership under the steam sharing program.

(f) Reflects indebtedness owed to Caithness Coso Funding Corp., who loaned all the proceeds from the offering to the Coso partnerships at interest rates and maturities identical to the interest rates and maturities of the senior secured notes.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnership", and
together  with  the  Navy I  Partnership  and the  BLM  Partnership  (the  "Coso
Partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) risks related to the operation of power plants, (iii) the impact of avoided cost pricing, (iv) general operating risks, (v) the dependence on third parties, (vi) changes in government regulation, (vii) the effects of competition, (viii) the dependence on senior management, (ix) fluctuations in quarterly results and (x) seasonality.

                                       14
General

       The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I partnership owns Navy I and its related facilities. The BLM partnership owns BLM and its related facilities. The Navy II partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, plus $5.0 million in contingent payments, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

       Each Coso partnership sells 100% of the electrical energy generated at its plant to Southern California Edison ("Edison") under a long-term Standard Offer No.4 power purchase agreement. Each Company's power purchase agreement expires after the final maturity date of the 6.8% Series B Senior Secured Notes due 2001 and the 9.05% Series B Senior Secured Notes due 2009 issued by Funding Corp.

       Each Coso partnership receives the following payments under its power purchase agreement:

  * Capacity payments for being able to produce electricity at certain levels. Capacity payments are fixed throughout the life of each power purchase agreement;

  * Capacity bonus payments if the Coso partnership is able to produce electricity above a specified higher level. The maximum annual capacity bonus payment available is also fixed throughout the life of each power purchase agreement; and

  * Energy payments which are based on the amount of electricity the Coso partnership's plant actually produces.

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

       The Coso Partnerships have implemented and intend to expand a steam-sharing program, which they established under a Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso projects. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

       For the year ended December 31, 1999, Edison's annual average avoided cost of energy paid to the Navy I and the BLM Partnership was 3.1(cent) per kWh, which is substantially below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements. Estimates of Edison's future avoided cost of energy vary significantly, and no one can predict the likely level of avoided cost of energy prices following the end of the fixed energy price period under the Navy II Partnership's power purchase agreement in January 2000.

       Coso Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso partnerships. The Coso partnerships have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

       On May 28, 1999, Coso Funding Corp. was issued $110.0 million of 6.80% senior secured notes due in 2001 and $303.0 million of 9.05% senior secured notes due in 2009. The proceeds from the notes were loaned to the Coso partnerships and are payable to Coso Funding Corp from payments of principal and interest on the notes. Coso Funding Corp. does not conduct any other operations apart from issuing the notes.

       Under the note agreement, the Coso partnerships established accounts with a depositary and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depositary are, at the direction of the Coso partnerships, invested by the depositary in permitted investments. All revenues or other proceeds actually received by the Coso partnerships are deposited in a revenue account and withdrawn upon receipt by the depositary of a certificate from the relevant Coso partnerships detailing the amounts to be paid from funds in its respective revenue account.


Capacity Utilization

       For purposes of consistency in financial presentation, the plant capacity factor for each of the Coso partnerships is based on a nominal capacity amount of 80MW (240MW in the aggregate). The Coso partnerships have a gross operating capacity that allows for the production of electricity in excess of their nominal capacity amounts. Utilization of this operating margin is based upon a number of factors and can be expected to vary throughout the year under normal operating conditions.

       The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                              Year Ended December 31,
                                              -----------------------



  Navy I Partnership (stand alone)        1999          1998           1997
                                          ----          ----           ----
  Operating capacity factor              95.4%         94.6%         103.2%
  Capacity (MW) (average)                76.34         75.63          82.55
  kWh produced (000s)                  668,388       662,560        723,116

  BLM Partnership (stand alone)

  Operating capacity factor             105.0%        104.4%          99.6%
  Capacity (MW) (average)                84.00         83.54          79.66
  kWh produced (000s)                  735,840       731,767        697,794

  Navy II Partnership (stand alone)

  Operating capacity factor             112.1%        108.6%         108.9%
  Capacity (MW) (average)                89.70         86.83          87.08
  kWh produced (000s)                  785,772       760,659        762,821

       Total energy production for the Navy I partnership was 668.4 million kWh for 1999 as compared to 662.6 million kWh for 1998 an increase of 0.9%. Total energy production for the BLM partnership was 735.8 million kWh for 1999 as compared to 731.8 million kWh in 1998, an increase of 0.6%. Total energy production for the Navy II partnership was 785.8 million kWh for 1999 as compared to 760.7 million kWh in 1998, an increase of 3.3%, due to increased steam transfers from the Navy I partnership.

       Total energy production for the Navy I partnership was 662.6 million kWh for 1998 as compared to 723.1 million kWh for 1997, a decrease of 8.4%. Total energy production for the BLM partnership was 731.8 million kWh for 1998 as compared to 697.8 million kWh in 1997, and an increase of 4.9%. Total energy production for the Navy II partnership was 760.7 million kWh for 1998 as compared to 762.8 million kWh in 1997, a decrease of 0.3%. The Navy I partnership's decrease in energy production in 1998 was due to the transfer of steam from Navy I to Navy II and to BLM under the steam sharing program.

Results of Operations for the years ended December 31, 1999, 1998 and 1997.
---------------------------------------------------------------------------

       The   following   discusses   the  results  of  operations  of  the  Coso
partnerships for the years ended December 31, 1999, 1998 and 1997 (dollar amounts in tables in thousands, except per kWh data):

Revenue

                                        1999                          1998                           1997
                                        ----                          ----                           ----
                                  $            cents/kWh           $           cents/kWh          $        cents/kWh
                                  -            ---------           -           ---------          -        ---------

Total Operating Revenues

Navy I partnership              55,666             8.3          53,153             8.0          100,431       13.9
BLM partnership                 49,877             6.8         107,199            14.6          102,868       14.7
Navy II partnership            113,746            14.5         119,564            15.7          112,796       14.8

Capacity & Bonus Revenues

Navy I partnership              13,372             2.0          13,573             2.0           13,845        1.9
BLM partnership                 13,938             1.9          13,847             1.9           13,939        2.0
Navy II partnership             14,018             1.8          14,018             1.8           14,018        1.8

Energy Revenues

Navy I partnership              42,294             6.3          39,580             6.0           86,586       12.0
BLM partnership                 35,939             4.9          93,352            12.8           88,929       12.7
Navy II partnership             99,728            12.7         105,546            13.9           98,778       12.9


         Total operating revenues for the Navy I partnership which consist of capacity payments, capacity bonus payments, and energy payments were $55.7 million for 1999, as compared to $53.2 million in 1998 an increase of 4.7%. The increase in total operating revenues and energy revenues for 1999 was primarily due to the Navy I partnership's ability to transfer geothermal steam to the BLM partnership and the Navy II partnership, both of which were receiving higher fixed energy prices under their respective power purchase agreements (the BLM partnership stopped receiving higher fixed energy prices during the first quarter of 1999) and slightly higher energy prices received from Edison.

       Total operating revenues for the BLM partnership were $49.9million for 1999 as compared to $107.2 million in 1998, a decrease of 53.5%. The BLM partnership's energy revenues decreased by 57.3 million in 1999 due to the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until March 1999 and during 1998 the BLM partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula, the BLM partnership received an average of approximately 3.21 cents per kWh for energy delivered for the period April 1999 to December 1999.

       Total operating revenues for the Navy II partnership were $113.7 million for 1999, as compared to $119.6 million in 1998, a decrease of 4.9%. The decrease in revenue was due to increased steam transfers from the Navy I partnership.

      Total operating revenues for the Navy I partnership, which consist of capacity payments, capacity bonus payments and energy payments were $53.2 million for 1998 as compared to $100.4 million in 1997, a decrease of 47.1%. The Navy I partnership's energy revenues were $39.6 million in 1998, as compared to $86.6 million in 1997, a decrease of 54.3%. These decreases were attributable to the expiration of the fixed energy price period under the Navy I partnership's power purchase agreement and are the result of a full year of energy payments based upon Edison's avoided cost of energy after the fixed energy price period expired in August 1997. During the final year of its fixed energy price period, the Navy I partnership received approximately 14.6(cent) per kWh for energy delivered. Under the avoided cost of energy formula, since August 1997, the Navy I partnership has been receiving an average of approximately 3.0(cent) per kWh for energy delivered. This significant decrease in energy payments was partially offset by the Navy I partnership's ability to transfer geothermal steam to the BLM partnership and the Navy II partnership, both of which were still receiving fixed energy payments under their respective power purchase agreements through December 31, 1998. For 1998, as a result of its transfers of steam under the steam sharing program, the Navy I partnership received steam transfer payments of approximately $13.5 million from the BLM partnership and $5.5 million from the Navy II partnership.

      The BLM partnership's total operating revenues were $107.2 million in 1998, as compared to $102.9 million in 1997, an increase of 4.2%. The BLM partnership's energy revenues were $93.4 million in 1998, as compared to $88.9 million in 1997, an increase of 5.0%. These increases were due to a 1.0(cent) per kWh increase in the rate paid by Edison under the BLM partnership's power purchase agreement. In addition, kWh produced increased primarily due to increased steam transfers from the Navy I partnership. However, the impact from such increased production was offset by steam sharing payments paid by the BLM partnership to the Navy I partnership.

      The Navy II partnership's total operating revenues were $119.6 million in 1998, as compared to $112.8 million in 1997, an increase of 6.0%. The Navy II partnership's energy revenues were $105.5 million in 1998, as compared to $98.8 million in 1997, an increase of 6.9%. These increases were due primarily to an increase in the rate paid by Edison under the Navy II partnership's power purchase agreement. The Navy II partnership was paid 14.6(cent) per kWh in 1998 for the energy component of the electricity it sold to Edison compared to 13.6(cent) per kWh in 1997.


Interest and Other Income

                                   1999                      1998                      1997
                                   ----                      ----                      ----
                               $      cents/kWh         $         cents/kWh       $       cents/kWh
                               -      ---------         -         ---------       -       ---------


Navy I partnership           1,776       0.3            585          0.1        1,980        0.3
BLM partnership              1,066       0.1          1,181          0.2        1,712        0.2
Navy II partnership          2,174       0.3          1,799          0.2        2,187        0.3

       The Navy I partnership's interest and other income increased by $1.2 million in 1999. During the first quarter of 1999, the Navy I partnership accrued a $1.6 million business loss insurance recovery in connection with the shutdown of one of the Navy I partnership's turbine generator units. The shut down unit was returned to service in May of 1999. The partnership has recovered $500,000 with respect to the insurance and has reserved the remaining $1.1 million pending resolution of the insurance claim. The remainder of the increase in interest and other income for the Navy I partnership resulted from interest income on cash reserves required by the senior notes issued on May 29, 1999. The BLM partnership's interest and other income was $1.1 million for 1999, as compared to $1.2 million for 1998, a decrease of 9.7%. The decrease was due to the reduction in energy revenues subsequent to the expiration of the fixed energy price period under the BLM partnership power purchase agreements in March 1999. The decreases were partially mitigated by interest income resulting from cash reserves required by the senior secured notes issued on May 29, 1999. The Navy II partnership's interest and other income was $2.2 million for 1999, as compared to $1.8 million for 1998, an increase of 20.8%. Interest on increased cash reserves required by the senior secured notes issued on May 29, 1999 contributed to the increases in interest income.

    The Navy I partnership's interest income was $0.6 million for 1998, as compared to $2.0 million in 1997, a decrease of 70.5%. The BLM partnership's interest income was $1.2 million for 1998, as compared to $1.7 million in 1997, a decrease of 31.0%. The Navy II partnership's interest income was $1.8 million for 1998, as compared to $2.2 million in 1997, a decrease of 17.7%. These decreases were due to the replacement of a cash funded debt service reserve fund with a letter of credit in 1997 and to a generally lower interest rate environment during 1998 versus 1997.

Legal Expenses and Settlement Costs

                                      1999                       1998                       1997
                                      ----                       ----                       ----
                              $         cents/kWh         $           cents/kWh        $         cents/kWh
                              -         ---------         -           ---------        -         ---------


Navy I partnership          2,373          0.4           2,969           0.4            0           0.0
BLM partnership             4,169          0.6           2,968           0.4          675           0.1
Navy II partnership         5,819          0.7           2,956           0.4            0           0.0




     Legal expenses including monies allocated for litigation settlements increased in 1999 for the BLM and Navy II partnerships by $1.2 million and $2.9 million, respectively, as a result of, among other expenses, an accrued settlement obligation that will be paid to Edison upon approval of the settle ment by the California Public Utility Commission. The legal expenses and settement costs were inconsequential in 1997 as compared to 1998.

Plant Operations

                                    1999                         1998                    1997
                                    ----                         ----                    ----
                             $          cents/kWh           $         cents/kWh      $        cents/kWh
                             -          ---------           -         ---------      -        ---------

Navy I partnership        10,017          1.5            10,020          1.5      10,983         1.5
BLM partnership           15,568          2.1            16,418          2.2      17,806         2.6
Navy II partnership       10,873          1.4            12,271          1.6      12,768         1.7

       The decrease in operating expenses for the BLM and Navy II partnerships for 1999 as compared to 1998 was due primarily to reductions in operator and management committee fees, insurance and other operating costs somewhat offset by the increase in property taxes.

      The decrease in operating expenses for the Navy I, BLM and Navy II partnerships for 1998 as compared to 1997 were primarily due to a favorable property tax appeal and settlement with Inyo County and decreases in operating expenses.


Royalty Expenses

                                    1999                         1998                        1997
                                    ----                         ----                        ----
                            $            cents/kWh         $           cents/kWh      $           cents/kWh
                            -            ---------         -           ---------      -           ---------

Navy I partnership        9,699             1.5          6,824            1.0       9,849            1.4
BLM partnership           3,148             0.4         10,492            1.4      10,106            1.4
Navy II partnership      12,077             1.5         11,868            1.6      11,249            1.5

       The Navy I partnership's royalty expenses were $9.7 million for 1999, as compared to $6.8 million in 1998, an increase of 42.1%. The increase was due to a scheduled increase in the royalty rate paid to the Navy beginning in November 1998 from 10% to 15%. The BLM partnership's royalty expenses were $3.1 million for 1999 as compared to $10.5 million in 1998, a decreases of 70.0%. This decrease was due to a reduction in BLM partnership revenues caused by the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments under Edison's avoided cost of energy since that time. The Navy II partnership's royalty expenses were $12.1 million for 1999 as compared to $11.9 million in 1998, an increase of 1.8%. The increase was due to an increase in production.

       The Navy I partnership's royalty expenses were $6.8 million for 1998 as compared to $9.8 million in 1997, a decrease of 30.7%. This decrease was due to a decrease in revenues over the same period in 1998 caused by the expiration of the fixed energy price period under the Navy I partnership's power purchase agreement. The BLM partnership's royalty expenses were $10.5 million for 1998, as compared to $10.1 million for 1997, an increase of 3.8%. This was due to the increased revenues generated by the BLM partnership over the period. The BLM partnership's royalty expenses for 1998 and 1997 include $3.1 million and 3.2 million, respectively of royalties payable to Coso Land Company. The Navy II partnership's royalty expenses were $11.9 million for 1998, as compared to $11.2 million in 1997, an increase of 5.5%. This increase was due to an increase in revenues generated by the Navy II partnership.


Depreciation and Amortization

                                   1999                        1998                      1997
                                   ----                         ----                      ----

                               $       cents/kWh          $         cents/kWh     $           cents/kWh
                               -       ---------          -         ---------     -           ---------


  Navy I partnership         9,582       1.4           12,081          1.8      13,160           1.8
  BLM partnership           15,649       2.1           14,809          2.0      14,606           2.1
  Navy II partnership       14,808       1.9           14,025          1.8      13,732           1.8



       The Navy I partnership's depreciation and amortization expense was $9.6 million for 1999, as compared to $12.1 million in 1998, a decrease of 20.7%. The decrease was primarily due to purchase accounting adjustments. The overall effect was a reduction in depreciation expense that was partially offset by depreciation on current year additions. The BLM partnership's depreciation and amortization expense was $15.6 million for 1999 and $14.8 million for 1998, an increase of 5.7%. The increase was due to substantial increases in current year asset additions partially offset by the effect of purchase accounting adjustments. The Navy II partnership's depreciation and amortization expense was $14.8 million for 1999 and $14.0 million in 1998. The increase was due to purchase accounting adjustments and depreciation expense on current year asset additions.

       The Navy I partnership's depreciation and amortization expense was $12.1 million for 1998, as compared to $13.2 million for 1997, a decrease of 8.2%. The decrease was primarily due to the cessation of depreciation expense for certain wells, which became fully depreciated during these periods. The BLM partnership's depreciation and amortization expense was $14.8 million for 1998, as compared to $14.6 million for 1997, an increase of 1.4%. The Navy II partnership's depreciation and amortization expense was $14.0 million for 1998, as compared to $13.7 million in 1997, an increase of 2.1%.

Interest Expense

                                      1999                    1998                    1997
                                      ----                    ----                    ----
                             $         cents/kWh         $        cents/kWh         $       cents/kWh
                             -         ---------         -        ---------         -       ---------


Navy I partnership         9,629         1.4           4,333        0.7           6,260       0.9
BLM partnership            7,324         1.0           6,267        0.9           9,105       1.3
Navy II partnership        9,957         1.3           8,122        1.1          10,532       1.4



       The Navy I partnership's interest expense was $9.6 million in 1999 and $4.3 million in 1998, an increase of 122.2%. The BLM partnership's interest expense was $7.3 million in 1999 and $6.3 million in 1998, an increase of 16.9%. The Navy II partnership's interest expense was $10.0 million in 1999 and $8.1 million in 1998, an increase of 22.6%. These increases were due to higher outstanding debt balances resulting from the $413 million senior secured financing which closed on May 28, 1999.

       The Navy I partnership's interest expense was $4.3 million for 1998, as compared to $6.3 million in 1997, a decrease of 30.8%. The BLM partnership's interest expense was $6.3 million for 1998, as compared to $9.1 million in 1997, a decrease of 31.2%. The Navy II partnership's interest expenses was $8.1 million for 1998, as compared to $10.5 million in 1997, a decrease of 22.9%. These decreases were due to a decrease in the amounts owed under the then existing project debt that was repaid at the closing of the Series A notes offering.


Interest Expense - Acquisition Debt

       The Navy I, BLM and Navy II partnerships incurred interest expense - acquisition debt of $2.0 million, $1.4 million, and $2.0 million, respectively in 1999. This interest expense related to acquisition debt in the amount of $211.5 million and was incurred on February 25, 1999 to acquire the interests of CalEnergy in the Coso partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.


Costs Related to Acquisition Debt

         The Navy I, BLM and Navy II partnerships incurred other expenses of $2.0 million, $1.5 million and $2.0 million, respectively for the twelve months ended December 31, 1999. These other expenses, which consist primarily of lending, legal and other fees, related to the acquisition debt in the amount of $211.5 million were incurred on February 25, 1999 to acquire the interests of CalEnergy in the Coso partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.


Loss on early extinquishment of debt

       The Navy I, BLM and Navy II partnerships recorded a loss on the early extinguishment of its previous debt in the amounts of $2.4 million, $1.8 million and $2.1 million, respectively for the twelve months ended December 31, 1999. This loss was due to premium and other costs incurred to repay the existing project debt of the Coso Partnerships before its scheduled maturity date. These costs included tender premiums paid to the holders of the previous debt and the write off of the remaining balance of deferred financing costs related to the issuance of the previous debt. The previous debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Liquidity and Capital Resources

          Each of the Navy I partnership, the BLM partnership and the Navy II partnership derive substantially all of their cash flow from Edison under the power purchase agreements and from interest income earned on funds on deposit. The Coso partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and operating costs, distributions to partners and payments with respect to the project debt.

       The following table sets forth a summary of each Coso partnership's cash flows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

                                                                       1999                1998              1997
                                                                       ----                ----              ----
Navy I partnership (stand alone)
 Net cash provided by operating activities                           $ 24,388           $ 31,928         $  88,089
 Net cash used in investing activities                                (24,094)            (7,493)           18,399
 Net cash provided (used) by financing activities                       7,527            (27,323)         (119,324)
                                                                     ---------          ---------        ----------
     Net change in cash and cash equivalents                         $ 7,821            $ (2,888)        $ (12,836)
                                                                     =========          =========        ==========

BLM partnership (stand alone)
 Net cash provided by operating activities                           $ 29,806           $ 75,855         $  60,793
 Net cash used in investing activities                                (16,699)           (20,637)           19,435
 Net cash provided (used) by financing activities                      (6,684)           (56,091)          (92,521)
                                                                     ---------          ---------        ----------
      Net change in cash and cash equivalents                        $  6,423           $   (873)        $ (12,293)
                                                                    ==========          =========        ==========


Navy II partnership (stand alone)
 Net cash provided by operating activities                          $  74,802           $ 84,833         $  80,529
 Net cash used in investing activities                                (58,752)            (7,010)          (14,530)
 Net cash provided (used) by financing activities                     (10,848)           (78,153)         (112,044)
                                                                    ----------          ---------        ----------
      Net change in cash and cash equivalents                       $   5,202           $   (330)        $ (16,985)
                                                                    ==========          =========        ==========


       The Navy I partnership's cash flows from operating activities decreased by $7.5 million in 1999 as compared to 1998, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy I partnership and also due to the interest cost relating to the $413.0 million senior secured notes issued on May 28, 1999.

       Cash used in investing activities at the Navy I partnership increased by $16.6 million in 1999 as compared to 1998, primarily as a result of an increase in restricted cash requirements associated with the project loan from Coso Funding Corp.

       The Navy I partnership's cash flows from financing activities increased by $34.9 million in 1999 as compared to 1998 as a result of the project loan from Coso Funding Corp. offset by increased distributions to partners.

       The BLM partnership's cash flows from operating activities decreased by $46.0 million in 1999 as compared 1998, primarily due to a decrease in energy revenues as a result of the switch to avoided cost and increased financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the BLM partnership.

       Cash used in investing activities at the BLM partnership decreased by $3.9 million in 1999 as compared to 1998, primarily due to a decrease in capital expenditures offset by an increase in restricted cash requirements associated with the project loan from Coso Funding Corp.

       The BLM partnership's cash flows from financing activities increased by $49.4 million in 1999 as compared to 1998 as a result of the project loan from Coso Funding Corp. offset by increased distributions to partners.

       The Navy II partnership's cash flows from operating activities decreased by $10.0 million in 1999 as compared 1998, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy II partnership as well as increased steam transfers.

       Cash flows from investing activities at the Navy II partnership increased by $51.7 million in 1999 as compared to 1998 primarily due to the increase in restricted cash requirements associated with the project loan from Coso Funding Corp.

       The Navy II partnership's cash flows from financing activities increased by $67.3 million in 1999 as compared to 1998 as a result of the project loan from Coso Funding Corp. offset by increased distributions to partners.

       The Navy I partnership's cash flows from operating activities decreased by $56.1 million in 1998 as compared to 1997 primarily due to a decrease in revenues for the Navy I partnership in 1998 when they received a full year of energy payments based on Edison's avoided cost of energy.

       Cash flows from investing activities at the Navy I partnership decreased by $25.9 million in 1998 as compared to 1997 primarily due to the release in 1997 of a debt service reserve fund, and further decreased by an increase in capital expenditures in 1998.

       The Navy I partnership's cash used by financing activities decreased by $92.0 million in 1998 as compared to 1997, primarily as a result of decreased distributions to partners.

       The BLM partnership's cash flows from operating activities increased by $15 million in 1998 as compared 1997, primarily due to increased related party transactions.

       Cash flows from investing activities at the BLM partnership  decreased by
40.1 million in 1998 as compared to 1997, primarily due to the release in 1997 of a debt service reserve fund, and further decreased by an increase in capital expenditures in 1998.

       The BLM partnership's cash flows from financing activities increased by $36.4 million in 1998 as compared to 1997 as a result of decreased distributions to partners and the repayment of CalEnergy's promissory note in 1997.

       The Navy II partnership's cash flows from operating activities increased by $4.3 million in 1998 as compared 1997, primarily due to an increase in revenue in 1998.

       Cash flows from investing activities at the Navy II partnership decreased by $21.5 million in 1998 as compared to 1997 primarily due to the release in
1997 of a debt service reserve fund and further decreased by capital expenditures in 1998.

       The Navy II partnership's cash flows from financing activities increased by $33.9 million in 1998 as compared to 1997 primarily as a result of decreased distributions to partners in 1998.

Year 2000

       In 1999, the Coso partnership's developed a plan to identify, assess and remediate "Year 2000" issues within each of their significant computer programs and certain machinery and equipment. The Coso partnerships have not experienced disruptions to their financial or operating activities caused by failure of computerized systems from Year 2000 issues. In addition, the Coso partnerships have not experienced disruptions to operations caused by failure of computerized systems of suppliers or customers from Year 2000 issues. Management of the Coso partnerships do not expect Year 2000 issues to have a material adverse effect on their power plant's operations or financial results in 2000.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.


Risk Factors

      Operating the Coso projects involves, among other things, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Changes in these factors could make it more expensive for the Coso partnerships to operate the Coso projects, could require additional capital expenditures or could reduce certain benefits currently available to the Coso partnerships. A variety of other risks affect the Coso projects, some of which are beyond our control, including:

     * One or more of the Coso projects could perform below expected levels of output or efficiency;

     *   The Coso geothermal resource could be interrupted or unavailable;

     *   Operating costs could increase;

     *   Energy prices paid by Edison could decrease;

     *   Delivery of electrical energy to Edison could be disrupted;

     * Environmental problems could arise which could lead to fines or a shutdown of one or more plants;

     * Plant units and equipment have broken down or failed in the past and could break down or fail in the future;

     *   The operators of the Coso projects could suffer labor disputes;

     * The government could change permit or governmental approval requirements;

     * Third parties could fail to perform their contractual obligations to the Coso partnerships; and

     * Catastrophic events, such as fires, earthquakes, explosions, floods, severe storms or other occurrences, could affect one or more of the Coso projects or Edison.

      In addition, the Coso partnerships must meet specified performance requirements under their power purchase agreements during the months of June through September to continue to qualify for the maximum capacity and capacity bonus payments. If one or more of the events listed above occur and substantially affect the performance of one or more of the plants during these months, operating revenues would significantly decrease.


Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements

                        CAITHNESS COSO FUNDING CORP. AND

                           COSO OPERATING PARTNERSHIPS

                              Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                         CAITHNESS COSO FUNDING CORP. AND
                          COSO OPERATING PARTNERSHIPS

                                      Index

Section I                                                             Page

Caithness Coso Funding Corp:

    KPMG LLP Independent Auditors' Report                             F-1

    Balance Sheet as of December 31, 1999                             F-2

    Statement of Income for the year ended                            F-3
       December 31, 1999

    Statement of Cash Flows for the year
       ended December 31, 1999                                        F-4

    Notes to Financial Statements                                     F-5


Section II

Coso Finance Partners:

    KPMG LLP Independent Auditors' Report                            F-6

    PricewaterhouseCoopers LLP Report of Independent Accountants     F-7

    Balance Sheets as of December 31, 1999 and 1998                  F-8

    Statements of Operations for each of the years in the
       three-year period ended December 31, 1999                     F-9

    Statements of Partners' Capital for each of the years
       in the three-year period ended December 31, 1999             F-10

    Statements of Cash Flows for each of the years in
       the three-year period ended December 31, 1999                F-11

    Notes to Financial Statements                                   F-12



Section III

Coso Energy Developers:

    KPMG LLP Independent Auditors' Report                           F-13

    PricewaterhouseCoopers LLP Report of Independent Accountants    F-14

    Balance Sheets as of December 31, 1999 and 1998                 F-15

    Statements of Operations for each of the years in the
       three-year period ended December 31, 1999                    F-16

    Statements of Partners' Capital for each of the years
       in the three-year period ended December 31, 1999             F-17

    Statements of Cash Flows for each of the years in
       the three-year period ended December 31, 1999                F-18

    Notes to Financial Statements                                   F-19



Section IV

Coso Power Developers:

    KPMG LLP Independent Auditors' Report                           F-20

    PricewaterhouseCoopers LLP Report of Independent Accountants    F-21

    Balance Sheets as of December 31, 1999 and 1998                 F-22

    Statements of Operations for each of the years in
       the three-year period ended December 31, 1999                F-23

    Statements of Partners' Capital for each of the years
       in the three-year period ended December 31, 1999             F-24

    Statements of Cash Flows for each of the years in
       the three-year period ended December 31, 1999                F-25

    Notes to Financial Statements                                   F-26





                          Independent Auditors' Report







The Partners
Caithness Coso Funding Corp.:


We have audited the accompanying balance sheet of Caithness Coso Funding Corp. as of December 31, 1999, and the related statements of income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable
assurance   about  whether  the  financial statements  are  free  of  material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caithness Coso Funding Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


February 7, 2000





/s/ KPMG LLP
---------------------
    KPMG LLP

                                             CAITHNESS COSO FUNDING CORP.

                                                     Balance Sheet

                                                   December 31, 1999

                                                (Dollars in thousands)



                                                        Assets

Accrued interest receivable                                                           $             1,392
Project loan to Coso Finance Partners                                                             151,550
Project loan to Coso Energy Developers                                                            107,900
Project loan to Coso Power Developers                                                             153,550
                                                                                            ----------------

                   Total assets                                                        $          414,392
                                                                                            ================

                                         Liabilities and Stockholders' Equity

Senior secured notes:
Accrued interest payable                                                               $           1,392
    6.80% notes due December 15, 2001                                                            110,000
    9.05% notes due December 15, 2009                                                            303,000
                                                                                             ----------------

                   Total liabilities                                                             414,392

Stockholders equity (note 4)
                                                                                             ----------------

                                                                                       $         414,392
                                                                                             ================


See accompanying notes to financial statements.

                                         CAITHNESS COSO FUNDING CORP.

                                             Statement of Income

                                         Year ended December 31, 1999

                                            (Dollars in thousands)



Revenue:
    Interest income                                                                 $          20,491

Expense:
    Interest expense                                                                          (20,491)
                                                                                        ---------------


Net income                                                                          $          ---
                                                                                        ===============



See accompanying notes to financial statements.

                                              CAITHNESS COSO FUNDING CORP.

                                                Statement of Cash Flows

                                             Year ended December 31, 1999

                                                 (Dollars in thousands)





Cash flows from investing activities                                               $             ---
                                                                                            --------------
Cash flows from financing activities                                                             ---
                                                                                            --------------

                     Net change in cash                                                          ---

Cash at beginning of year
                                                                                            --------------
Cash at end of year                                                                $
                                                                                            ==============
Supplemental cash flow disclosures:
    Interest paid                                                                  $            20,491
                                                                                            ==============

See accompanying notes to financial statements.

                           CAITHNESS COSO FUNDING CORP.

                          Notes to Financial Statements

                                December 31, 1999

                             (Dollars in thousands)




(1)    Organization of the Corporation

       Caithness Coso Funding Corp. (Funding Corp.), which was incorporated on April 22, 1999, is a single-purpose Delaware corporation formed to issue senior secured notes (Notes) for its own account and as an agent acting on behalf of Coso Finance Partners (CFP), Coso Energy Developers (CED) and Coso Power Developers (CPD), collectively, the "Partnerships." The Partnerships are California general partnerships.

       On May 28, 1999, Funding Corp. sold $413,000 of senior secured notes (see note 4). Pursuant to separate credit agreements between Funding Corp. and each partnership (Credit Agreements), the net proceeds from the offering of the Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans (see note 3). Funding Corp. has no material assets, other than the project loans, and does not conduct any operations apart from issuing the Notes and making the project loans to the Partnerships.

(2)    Summary of Significant Accounting Policies

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders' equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

       Based on quoted market rates of the senior secured notes, the fair value of the project loans and underlying Notes as of December 31, 1999 is $108,900 for the Notes maturing in 2001 and $301,485 for the Notes maturing in 2009.

(3)    Project Loans to the Partnerships

       Pursuant to each Credit Agreement, each partnership shall make project loan payments in scheduled installment amounts which, in the aggregate, are sufficient to enable Funding Corp. to pay scheduled principal and interest on the Notes (see note 4).

       The Notes are general obligations of Funding Corp., and are secured and perfected by: (1) first priority pledge of the promissory notes evidencing each partnership's obligation to repay the loan, (2) first priority lien on the funds in the debt service cash accounts of the Partnerships and (3) first priority pledge of all of the outstanding capital stock of Funding Corp. These obligations are unconditionally guaranteed by the Partnerships and are secured and perfected by substantially all assets of the Partnerships and the equity interests in the Partnerships. Funding Corp., CPD, CED and CFP are jointly and severally liable for the repayment of the Notes.

(4)    Senior Secured Notes

       On May 28, 1999, Funding Corp. completed a $413,000 underwritten public debt offering consisting of $110,000 6.80% senior secured notes due 2001 and $303,000 9.05% senior secured notes due 2009. The Notes were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA. Payment of the Notes is provided for by payments to be made by the Partnerships on their respective project loans (see note 3). Interest is payable each June 15 and December 15. As of December 15, 1999, the principal payment of $52,665 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnerships and Funding Corps.' management believes this is not an event of default.

       The annual maturity of the senior secured notes for each year ending December 31 is as follows:

              Year ending December 31                      Amount
             ------------------------                     -------

                      2000                           $     82,933
                      2001                                 27,067
                      2002                                 21,771
                      2003                                 27,618
                      2004                                 31,332
                      Thereafter                          222,279
                                                          -------
                                                     $    413,000
                                                          =======



       The Note indentures contain certain restrictive covenants that among other things, limit the ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create loans and enter into any transaction, merger or consolidation.


(5)    Stockholders' Equity

       Funding Corp. is authorized to issue 1,000 shares of common stock, $.01 par value per share. Upon incorporating in 1999, Funding Corp. issued 100 common shares each to CFP, CED and CPD.

                          Independent Auditors' Report




The Partners and Management Committee
Coso Finance Partners:


We have audited the accompanying balance sheet of Coso Finance Partners as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit. The combined financial statements of Coso Finance Partners and Coso Finance Partners II as of December 31, 1998 and for the years ended December 31, 1998 and 1997, were audited by other auditors whose report, dated February 12, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Finance Partners as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in note 4 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliates, ESCA LLC and ESCA II Limited Partnership, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.


February 7, 2000






/s/ KPMG LLP
---------------------
    KPMG LLP

                        Report of Independent Accountants






To the Partners of Coso Finance Partners and Coso Finance Partners II


In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the combined financial position, results of operations and cash flows of Coso Finance Partners and Coso Finance Partners II at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of Coso Finance Partners and Coso Finance Partners II for any period subsequent to December 31, 1998.

As discussed in Note 2 to the combined financial statements, the Partnerships adopted in 1998 Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."





/s/   PricewaterhouseCoopers LLP
--------------------------------
      PricewaterhouseCoopers LLP



San Francisco, California
February 12, 1999

                                               COSO FINANCE PARTNERS

                                                    Balance Sheets

                                          December 31, 1999 and 1998 (note 4)

                                                (Dollars in thousands)



                                                                                                      Combined CFP and
                                                                                                      CFP II (note 4)
                                                                                       1999                 1998
                                                                                  ----------------   -------------------

                                    Assets
Cash and cash equivalents                                                      $       7,821                 ---
Restricted cash and investments (note 2)                                              25,001                7,524
Accounts receivable                                                                    5,154                5,404
Prepaid expenses and other assets                                                       ---                   617
Amounts due from related parties  (note 9)                                             4,508                4,160
Property, plant and equipment,  net (notes 4 and 6)                                  153,879              180,189
Investment in China Lake Plant Services, Inc. (note 5)                                 4,212                4,139
Power purchase contract, net (note 4)                                                 13,388                 ---
Deferred financing costs, net (note 2)                                                 3,749                  233
                                                                                 ----------------   -------------------

                   Total assets                                                $     217,712              202,266
                                                                                 ================   ===================

                      Liabilities and Partners' Capital

Accounts payable and accrued liabilities (note 7)                              $      16,236               11,389
Amounts due to related parties (note 9)                                                  564                  378
Project loans (note 8)                                                               151,550               40,566
                                                                                 ----------------    -----------------

                   Total liabilities                                                 168,350               52,333

Commitments and contingencies (notes 7, 8 and 10)

Partners capital                                                                      49,362              149,933
                                                                                  ----------------    ----------------

                   Total liabilities and partners  capital                     $     217,712              202,266
                                                                                  ================    ================


See accompanying notes to financial statements.


                                                COSO FINANCE PARTNERS

                                               Statements of Operations

                                Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)




                                                                                               Combined CFP and
                                                                                                CFP II (note 4)
                                                                                         ------------------------------
                                                                             Twelve         Twelve          Twelve
                                           Two months     Ten months         months         months          months
                                              ended          ended           ended          ended           ended
                                          February 28,   December 31,     December 31,    December 31,   December 31,
                                              1999           1999             1999           1998            1997
                                          -------------- --------------  --------------- -------------  ---------------
                                           (old basis)    (new basis)                    (old basis)     (old basis)

Revenue:
    Energy revenues                     $    8,098           34,196           42,294         39,580           86,586
    Capacity payments                          474           12,898           13,372         13,573           13,845
    Interest and other income                  824              952            1,776            585            1,980
                                      --------------   --------------  ---------------  -------------   -------------

        Total revenue                        9,396           48,046           57,442          53,738         102,411
                                      --------------   --------------  ---------------  -------------   -------------

Operating expenses:
    Plant operating expense                  2,556            7,461           10,017         10,020           10,983
    Royalty expense                            987            8,712            9,699          6,824            9,849
    Depreciated and amortization             1,604            7,978            9,582         12,081           13,160
    Edison legal expenses
       and settlement costs (note 10)          569            1,804            2,373          2,969           ---
                                      --------------   --------------  ---------------  -------------   -------------

        Total operating expenses             5,716           25,955           31,671         31,894           33,992
                                      --------------   --------------  ---------------  -------------   -------------

        Operating income                     3,680           22,091           25,771         21,844           68,419
                                      --------------   --------------  ---------------  -------------   --------------

Other expenses:
    Interest expense                           663            8,966            9,629          4,333            6,260
    Interest expense - acquisition debt       ---             1,962            1,962           ---            ---
    Costs related to acquisition debt         ---             1,984            1,984           ---            ---
                                      --------------   --------------  ---------------  -------------   -------------

        Total other expenses                   663           12,912           13,575          4,333            6,260
                                      --------------   --------------  ---------------  -------------   -------------

        Income before extraordinary
           item and cumulative effect of
           change in accounting principle    3,017            9,179           12,196         17,511          62,159

    Extraordinary item - loss on
      extinguishment of debt (note 8)         ---             2,375            2,375           ---            ---
    Cumulative effect of change in
      accounting principle: start-up
      activities (note 2)                     ---              ---              ---            923            ---
                                      --------------  --------------  ---------------  -------------   -------------

        Net income                   $       3,017            6,804           9,821         16,588           62,159
                                      ==============  ==============  ===============  =============   =============


See accompanying notes to financial statements.


                                              COSO FINANCE PARTNERS

                                           Statements of Partners Capital

                                Years ended December 31, 1999, 1998 and 1997 (note 4)

                                               (Dollars in thousands)



                                         Coso Finance Partners                Coso Finance Partners II
                                 -------------------------------------  ------------------------------------


                                                                                     China Lake
                                            China Lake                  ESCA II      Geothermal
                                   ESCA     Operating        New        Limited      Management     New
                                   LLC     Company, Inc.  CLOC, LLC    Partnership  Company, Inc.  CLGMC       Total
                                --------- -------------- ----------  -----------  --------------  -------  -----------

Balance at December 31, 1996$     76,526     70,587           ---       11,202        9,519         ---       167,834
Net income                        33,222     28,760           ---           95           82         ---        62,159
Distributions to partners        (39,892)   (34,533)          ---         ---          ---          ---       (74,425)
                                ---------- -----------  ------------  -----------  ------------ ----------  -----------

Balance at December 31, 1997      69,856     64,814           ---       11,297        9,601         ---       155,568

Net income (loss)                  8,974      7,769           ---          (83)         (72)        ---        16,588
Distributions to partners        (11,912)   (10,311)          ---        ---           ---          ---       (22,223)
                              -----------  -----------  ------------  -----------  ------------  ----------  -----------

Balance at December 31, 1998      66,918     62,272           ---       11,214        9,529         ---       149,933

Transfer of capital                ---      (62,272)       62,272        ---         (9,529)        9,529        ---
Combination reclassifications     11,214      ---           9,529      (11,214)        ---         (9,529)       ---
Net income                         5,264      ---           4,557        ---           ---           ---        9,821
Effect of purchase accounting      ---        ---          (6,935)       ---           ---           ---       (6,935)
Distribution to partners         (55,453)     ---         (48,004)       ---           ---           ---     (103,457)
                              ----------- -----------  ------------  -----------  ------------   --------  -----------

Balance at December 31, 1999$     27,943      ---          21,419        ---           ---           ---       49,362
                              =========== ===========  ============  ===========  ============  ==========  ===========

See accompanying notes to financial statements.

                                                COSO FINANCE PARTNERS

                                               Statements of Cash Flows

                                     Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)

                                                                                                                Combined CFP and
                                                                                                                 CFP II (note 4)
                                                                                                        ----------------------------
                                                                                               Twelve        Twelve         Twelve
                                                               Two months    Ten months        months        months         months
                                                                 ended          ended          ended          ended         ended
                                                               February 28,  December 31,   December 31,   December 31, December 31,
                                                                  1999           1999           1999          1998           1997
                                                            -------------  -------------  ------------- -------------- -------------
                                                             (old basis)    (new basis)                   (old basis)    (old basis)

Cash flows from operating activities:
    Net income                                              $    3,017          6,804         9,821         16,588        62,159
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                           1,604          7,978         9,582         12,081        13,160
         Amortization of deferred financing costs                   18            373           391            123           190
         Write-off of deferred financing costs                    ---             177           177           ---           ---
         Cumulative effect of accounting change                   ---            ---            ---            923          ---
         Changes in operating assets and liabilities:
            Accounts receivable, prepaid expenses
              and other assets                                   1,015           (514)          501         (1,277)       13,666
            Investment in China Lake Plant                          19            (92)          (73)          (172)         (239)
              Services, Inc.
            Accounts payable and accrued liabilities               378          3,773         4,151          3,233         2,346
            Amounts due from related parties                    (1,751)         1,025          (726)            51        (3,152)
            Amounts due to related parties                         594            (30)          564            378           (41)
                                                            -----------    -----------   -----------   ------------ -------------
                 Net cash provided by
                   operating activities                          4,894         19,494         24,388        31,928        88,089
                                                            -------------  -----------   -----------   ------------ -------------

Cash flows from investing activities:
    Capital expenditures                                          (571)        (5,904)       (6,475)        (6,448)       (4,138)
    (Increase) decrease in restricted cash                        (194)       (17,425)      (17,619)        (1,045)       22,537
                                                            -------------  -----------  -----------    ------------ -------------
                 Net cash (used in) provided by
                   investing activities                           (765)       (23,329)      (24,094)        (7,493)       18,399
                                                            -------------  -----------   -----------   ------------ -------------

Cash flows from financing activities:
    Distributions to partners                                     ---       (103,457)      (103,457)       (22,223)      (88,934)
    Increase in project financing debt                            ---        151,550        151,550          ---          ---
    Repayment of project financing loans                          ---        (40,566)       (40,566)        (5,100)      (30,390)
                                                            -------------  -----------   -----------   ------------ -------------
                 Net cash provided by (used in)
                   financing activities                           ---          7,527          7,527         27,323)     (119,324)
                                                            -------------  -----------   -----------   ------------ -------------

                 Net change in cash and cash
                   equivalents                                  4,129          3,692          7,821         (2,888)      (12,836)

Cash and cash equivalents at beginning of period                 ---           4,129          ---            2,888        15,724
                                                            -----------     ----------    ----------   ------------   -----------

Cash and cash equivalents at end of period               $      4,129          7,821          7,821         ---            2,888
                                                           =============  =============  ===========   ============  ============

Supplemental cash flow disclosure:
    Cash paid for interest                               $      ---           10,694         10,694         4,210          6,070
                                                           =============  =============  ============= ============  ============

Schedule of noncash investing activities
    as a result of purchase:
       Fair value of power purchase contract             $      ---           14,344         14,344         ---          ---
       Reduction in property, plant and equipment               ---          (24,316)       (24,316)        ---          ---
       Net increase in other assets                             ---            3,733          3,733         ---          ---
       Liabilities assumed                                      ---             (696)          (696)        ---          ---
                                                           ------------   -----------    ------------  ------------  ------------

                 Reduction in partners' capital          $      ---           (6,935)        (6,935)        ---          ---
                                                           ============  =============  ============   ============  ============

See accompanying notes to financial statements.

                             COSO FINANCE PARTNERS

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

                             (Dollars in thousands)



1)    Organization, Operation and Business of the Partnerships

       Coso Finance Partners (CFP or the Partnership) and Coso Finance Partners II (CFP II) were formed on July 7, 1987 in connection with the refinancing of the construction of a 30 net megawatt (NMW) geothermal power plant constructed on behalf of China Lake Joint Venture (CLJV) on land at the China Lake Naval Air Weapons Station, Coso Hot Springs, China Lake, California, and for financing the expansion of that power plant from 30 NMW to approximately 80 NMW.

       CFP was formed to acquire the assets and assume the liabilities of CLJV insofar as they related to the first turbine generator set of the power plant and the related geothermal resources. CFP II acquired the assets and assumed the liabilities of CLJV insofar as they related to the second and third turbine generator sets, together with the related geothermal resources. The three turbine generators that comprise the power plant have the capacity to produce an aggregate of approximately 80 NMW. CFP and CFP II were formed as separate entities in order to facilitate bank financing of the completed power plant and power plants under construction, respectively. In 1988, CFP II assigned its assets and liabilities to CFP in exchange for a royalty of 5% of the value of the steam produced.

       During 1999, CFP merged with CFP II transforming CFP into a general partnership owned by ESCA LLC (ESCA) and New CLOC Company (New CLOC), both Delaware limited liability companies. CFP and CFP II were general partnerships between China Lake Operating Company (CLOC), a Delaware corporation wholly owned by CalEnergy Company, Inc. (CalEnergy), and ESCA, and China Lake Geothermal Management Company (CLGMC), a Delaware corporation wholly owned by CalEnergy, and ESCA II Limited Partnership (ESCA II), respectively. ESCA was a California limited liability company between Caithness Geothermal 1980, Ltd., Caithness Power, L.L.C., and ESI Geothermal, Inc. (ESI) (a subsidiary of FPL Group, Inc.). ESCA II was a California limited partnership between Caithness Geothermal 1980, Ltd., Mojave Power II, Inc. and ESI Geothermal II, Inc. (a subsidiary of FPL Group, Inc.).

       On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of ESCA and ESCA II, purchased all of CalEnergy's interest in CLOC and CLGMC (see note 4) and formed two wholly owned subsidiaries, New CLOC Company, LLC (New CLOC), a Delaware limited liability company, and New CLGMC Company (New CLGMC), a Delaware limited liability company. In May 1999, CFP II merged into CFP, with CFP being the surviving entity, ESCA II merged into ESCA and New CLGMC merged into New CLOC. In October 1999, CAC purchased all of ESI's interest in ESCA and ESCA II. The new managing partner of CFP is now New CLOC.

       Since CFP and CFP II operated under common ownership and management control, the financial statements of CFP and CFP II as of December 31, 1998 and 1997 have been combined after elimination of intercompany amounts.

       The Partnership sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011. Under the terms of this contract, Edison makes payments to CFP as follows:

     * Contractual payments for energy delivered, which payments escalate at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusts to the actual avoided energy costexperienced by Edison. In August 1997, the Partnership completed the ten-year period. At that time, Edison ceased paying the scheduled energy rates. For the years ended December 31, 1999, 1998 and 1997, Edison's average avoided cost of energy was 3.13,
          2.95 and 3.28 cents per kWh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Partnership cannot predict the likely level of avoided cost of energy prices under the 24-year power purchase contract and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the contract to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the contract; and

     * Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the contract. In 1999, 1998 and 1997, the bonus payments aggregated $1,345, $1,510 and $1,805, respectively.

       CalEnergy served as the operator, maintaining the Partnership's accounting records and operating the CFP plant on a day-to-day basis, until February 1, 1999 when Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CLOC, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999 when CalEnergy assigned all of its interest and rights in COC to CAC, who became manager and sole member.

       On February 25, 1999, CFP entered into two operating and maintenance agreements, one with FPL Operating Services, Inc. (FPL) and a second with COC. The initial term of the FPL operating and maintenance agreement was for three years, to provide for the operation and maintenance of the geothermal power facilities and the interconnection to the transmission line. The term of the COC Agreement is through December 31, 2009 to provide field services and administrative services for the Partnership.

       On October 17, 1999, the operating agreement with FPL was terminated and COC became the sole operator of all Partnership operations.

       At formation, and as amended, the terms of the partnership agreements provided that distributable cash flow before "payout" was allocated 10% to CLOC as managing partner and 90% in proportion to the remaining sums necessary to be distributed to each partner to achieve payout. "Payout" occurred in June 1996 and was defined as the point at which each partner had received aggregate cash distributions from the 90% allocation in amounts equal to their accumulated cash contributions plus amounts equal to 10% simple interest on the cash contributions. For purposes of allocating net income to partners' capital accounts, profits and losses are allocated based on the aforementioned percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreements. Cash flow after "payout" is allocated 53.6% and 46.4% to ESCA and New CLOC (formerly CLOC/CLGMC), respectively.

(2)    Summary of Significant Accounting Policies

       Recognition of Revenue

       Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CFP's power purchase contract with Edison until August 1997. After August 1997, revenue is recognized based on Edison's avoided energy cost.

       Fixed Assets and Depreciation

       The costs of major additions and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.

       Depreciation of the operating power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

       Recoverability of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

       Start-Up Activities

       In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. CFP adopted this standard in 1998 and expensed applicable unamortized costs previously capitalized in connection with the start-up of CFP. The cumulative effect of the change in accounting principle was $923.

       Wells and Resource Development Costs

       The Partnership follows the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

       Deferred Plant Overhaul Costs and Deferred Well Rework Costs

       Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the useful life of the respective assets. These deferred costs of $292 and $109 at December 31, 1999 and 1998, respectively, are included in property, plant and equipment. Currently, plant overhauls are amortized over three to four years from the point of completion.

       Well rework costs are deferred and amortized over the estimated period between reworks as these costs extend the useful life of the respective assets. These deferred costs of $4 and $9 at December 31, 1999 and 1998, respectively, are included in property, plant and equipment. Currently, both production and injection rework costs are amortized over twelve months.

       Reclassifications

       Certain reclassifications have been made to the 1998 balance sheet and the 1998 and 1997 statements of operations and cash flows to conform to the 1999 presentation.

       Deferred Financing Costs

       Deferred financing costs as of December 31, 1999 and 1998 consist of loan fees and other costs of financing that are amortized over the term of the related financing, using the straight-line method and the effective interest method, respectively. In 1999 fees of $1,978 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $4,122. Accumulated amortization at December 31, 1999 and 1998 was $373 and $1,918, respectively. The $215 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 8).

       Income Taxes

       There is no provision for income taxes since such taxes are the responsibility of the partners.

       Cash and Cash Equivalents

       For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

       Restricted Cash and Investments

       As of December 31, 1999 and 1998, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. The noncurrent restricted cash and investments includes a sinking fund related to a lump-sum royalty payment of $25,000 to be paid to the Navy in 2009 (see note 7) totaling $8,583 and $7,382 at December 31, 1999 and 1998, respectively. This account comprised various mortgage-backed securities with maturities ranging from 1999 through 2005. Restricted cash and investments also includes a sinking fund for the project debt service required by the senior secured notes related to the acquisition of CalEnergy's interest in CFP of $16,418 in restricted cash at December 31, 1999, funding requirements for such debt of $5,556 at December 31, 1999 (see note 8) and various certificates of deposit totaling $-0- and $142, respectively, at December 31, 1999 and 1998. The carrying amount of restricted cash and investments at December 31, 1999 and 1998 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

       Fair Value of Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities and amounts due to related parties, approximated fair value as of December 31, 1999, because of the relatively short maturity of these instruments. The project loans as of December 31, 1999 and 1998 have an estimated fair value of $150,647 and $43,603, respectively, based on the quoted market price of the senior secured notes and the Coso Funding Corp. notes, respectively (see note
       8). The investment in China Lake Plant Services, Inc., approximates the fair value of such investment.

(3)    Interest Rate Swap Agreement

       In January 1993, CFP entered into a five-year deposit interest rate swap agreement which, until certain investments were liquidated in February 1997, effectively converted notional deposit balances from a variable rate to a fixed rate. Under the agreement, which matured on January 11, 1998, CFP made payments to the counterparty each January 11 and July 11 at variable rates based on LIBOR, reset and compounded every three months, and in return received payments based on a fixed rate of 6.34%. The effective LIBOR rate ranged from 5.5313% to 5.8125% during 1997 and was 5.7500% at December 31, 1997 and at January 11, 1998, the termination date. The counterparty to this agreement was a large international financial institution. The carrying amount of the interest rate swap at December 31, 1997 was $50 (payable to CFP), which approximated its fair value. The fair value was based on the estimated amount that CFP would have received to terminate the swap agreement at that date as provided by the financial institution which was the counterparty to the swap.

(4)    Acquisition Accounting

       On February 25, 1999, CAC purchased all of CalEnergy's interest in CFP and CFP II, Coso Energy Developers (CED), and Coso Power Developers
       (CPD), collectively known as Coso operating ventures, for approximately $205,500 in cash plus the assumption of debt of approximately $139,800. The purchase price allocated to CFP was approximately $62,000 plus the assumption of debt of approximately $40,600. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After CAC's purchase of CalEnergy's interest in CFP, a new basis of accounting was adopted and, therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

       The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair value, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $24,316 in the recorded amounts of property, plant and equipment, and an increase in the recorded amounts for the power purchase contract of $14,344. The power purchase contract is being amortized on a straight-line basis over the remaining term of the power purchase contract of 12.5 years. Accumulated amortization on the power purchase contract at December 31, 1999 was $956.

       The following unaudited pro forma financial information for the year ended December 31, 1999 and 1998 present the results of operations of CFP as if the acquisition had occurred as of January 1, 1998, after giving effect to certain adjustments including amortization of intangible assets, reduced depreciation and operating expense and increased interest expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on January 1, 1998.

                                                         Year ended December 31

                                                            1999       1998
                                                           ------     ------
Total revenues                                        $   57,442      53,738
                                                         ========    ========
Income before  extraordinary  item and cumulative
effectof change in accounting principle               $   12,512      10,315
                                                         ========    ========
Net income                                                10,137       9,392
                                                         ========    ========


(5)    Investment in China Lake Plant Services, Inc.

       China Lake Plant Services, Inc. (CLPSI) is a wholly owned subsidiary of CAC (see note 4). CLPSI purchases, stores and distributes spare parts to CFP, CED and CPD. Also, certain other facilities utilized by all three operating ventures are held by CLPSI. CFP's investment in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CFP is valued at the lower of cost or market.

(6)    Property, Plant and Equipment

       Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                                     1999              1998
                                                    ------            ------

  Power plant and gathering system             $   151,282            173,927
  Transmission line                                  5,705              6,515
  Wells and resource development costs              68,170            118,592

                                                   225,157            299,034
  Less accumulated depreciation and
  Amortization                                     (71,278)          (118,845)
                                                   -------           --------

                                               $   153,879            180,189
                                                  ========           ========


       The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(7)    Royalty Expense

       Royalty expense is summarized as follows:

                                  1999               1998               1997
                                  -----             ------             ------

    Unit 1                  $     3,394              3,114              3,437
    Units 2 and 3                 6,305              3,710              6,412
                                  -----              -----              -----

    Total                   $     9,699              6,824              9,849
                                 =======             =====              =====


       The power plant is located on land owned by the U.S. Navy. Under the terms of a 30-year contract with the U.S. Navy to develop geothermal energy on its lands, for the first turbine only, CFP pays the Navy's monthly Edison bill for specified quantities of electricity and, in return, is reimbursed at a set rate for such quantities of electricity. During 1999, 1998 and 1997, CFP was reimbursed for approximately 76%, 76% and 75%, respectively, of the amount of the Navy's Edison bills paid by CFP. The fee payable for the second and third turbines increased from 10% of related revenues to 15% in December 1998 and will increase to 20% in December 2003.

       In addition, CFP is required to pay the Navy $25,000 in December 2009, the date the contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25,000. Currently, the monthly amount to be deposited is approximately $60. The balance included in accounts payable and accrued liabilities at December 31, 1999 and 1998 was $8,583 and $7,382, respectively.

(8)    Project Loans

       In order to complete the purchase of CalEnergy's interest in CFP and CFP II, CAC arranged for short-term debt financing of $211,500, of which approximately $77,610 was allocated to CFP. As a result of "push-down" accounting, the short-term debt was reflected in the financial statement of CFP and was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes. Financing costs associated with the short-term financing are included in interest expense-acquisition debt.

       On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $151,550 to CFP from the $413,000 debt raised from the offering of senior secured notes. The loan consists of one note of $29,000 at 6.80% and another of $122,550 at 9.05% with payments due at various dates through December 15, 2001 and December 15, 2009, respectively, beginning December 15, 1999. As of December 15, 1999, the principal payment of $5,556 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The trustee's failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnership and the Partnership's management believes this is not an event of default. Furthermore, all related penalties will be assumed by the trustee. Through this financing the existing project loan and short-term financing of approximately $118,176 were repaid and an extraordinary loss of approximately $2,375 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

       The annual maturity of the project loans for each year ending December 31 is as follows:

              Year ending December 31                            Amount

                     2000                                   $    16,566
                     2001                                        12,434
                     2002                                        11,597
                     2003                                        13,408
                     2004                                        10,694
                     Thereafter                                  86,851
                                                                 ======
                                                            $   151,550
                                                                =======



       The loans contain certain restrictive covenants that among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens and enter into any transaction of merger or consolidation.

       The Partnership, Funding Corp., CPD and CED are jointly and severally liable for the repayment of the senior secured notes.


       The annual maturity of the senior secured notes for each year ending December 31 is as follows:

              Year ending December 31                           Amount
              -----------------------                          -------

                     2000                                  $    82,933
                     2001                                       27,067
                     2002                                       21,771
                     2003                                       27,618
                     2004                                       31,332
                     Thereafter                                222,279
                                                               =======
                                                           $   413,000
                                                               =======


       The project loan outstanding as of December 31, 1998 was from Coso Funding Corp., a single purpose corporation formed to issue notes for its own account and as an agent acting on behalf of CFP, CED, and CPD. The project loan had a weighted average interest rate of 8.79% and 8.76% as of December 31, 1998 and 1997, respectively.

(9)    Related Party Transactions

       The amounts due from and to related parties at December 31, 1999 and 1998 consist of the following:

                                                         1999         1998
                                                        ------       ------

       Amounts due from related parties:

           Due from Coso Operating Company           $   1,663         --
           Due from CPD for steam sharing                2,807       1,902
           Due from CED for steam sharing                   38       2,258
                                                        ------     -------

                                                     $   4,508       4,160
                                                        ======      ======

       Amounts due to related parties:
           Due to Caithness Coso Funding Corp.       $    564          --
           Due to CalEnergy                               --           378
                                                       ------       ------
                                                     $    564          378
                                                       ======       ======


       CalEnergy, as operator, through February 1, 1999, was reimbursed monthly for non-third-party costs incurred on behalf of CFP. These costs are comprised principally of approved direct CalEnergy operating costs of the CFP geothermal facility, allocable general and administrative costs, and operator fees, totaling $4,910 and $5,385 for the years ended December 31, 1998 and 1997, respectively.

       COC, as the new operator (see note 1), received an operator fee for the year ended December 31, 1999 of $443.

       Both CalEnergy and ESCA were reimbursed at approved amounts for their respective costs incurred in relation to the CFP Management Committee. For the years ended December 31, 1999, 1998 and 1997, CalEnergy received $25, $147 and $143, respectively, while ESCA received $129, $221 and $214, respectively.

       As of May 28, 1999, the management committee fee was eliminated and replaced by a non-managing fee payable to ESCA. ESCA received $129 during the year ended December 31, 1999.

       The amount due from COC relates to reimbursements for payments of operating expenses. This will be paid back as COC funds additional operating expenses on behalf of CFP.

       The amount due to Caithness Coso Funding Corp. is accrued interest from December 16, 1999 to December 31, 1999 related to the senior secured notes (see note 8).

       The December 31, 1998 due to CalEnergy balance relates to the Partnership reimbursing CalEnergy for the costs of operating the plant. This amount fluctuated in concert with the timing of billings and incurring of costs.


       CFP is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CFP from CLPSI in 1999, 1998 and 1997 were approximately $65, $532 and $486, respectively.

       During 1994, the Coso operating ventures entered into steam sharing agreements under which the ventures may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the ventures. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CFP steam sharing revenue, net of royalties and other related costs, amounted to $17,579, $17,556 and $10,345 in 1999, 1998 and 1997, respectively.

       In addition, as of December 31, 1998, the accrued unpaid royalty due to CFP II from CFP aggregated $8,748.

(10)   Settlement of Litigation

       In February 2000, the Partnership, CED, CPD and Edison reached a settlement, subject to the approval of the California Public Utilities Commission of all matters of litigation between the Coso Partnerships and Edison. The cost of the settlement was allocated among the Coso
       Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 4). The balance of the settlement was charged to settlement of litigation and related expenses.

       In June 1999, the Partnership, CED, CPD, Fuji Electric Co., Ltd. and Fuji Electric Corporation of America (Fuji) reached a settlement agreement. Fuji, in consideration of the settlement agreement, must send various equipment or spare parts to the Coso Partnerships.

                          Independent Auditors' Report




The Partners and Management Committee
Coso Energy Developers:


We have audited the accompanying balance sheet of Coso Energy Developers as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Coso Energy Developers as of December 31, 1998 and for the years ended December 31, 1998 and 1997 were audited by other auditors, whose report, dated February 12, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Energy Developers as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in note 4 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliates, Caithness Coso Holdings LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.


February 7, 2000






/s/ KPMG LLP
---------------------
    KPMG LLP

                       Report of Independent Accountants





To the Partners of Coso Energy Developers


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position, results of operations and cash flows of Coso Energy Developers at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Coso Energy Developers for any period subsequent to December 31, 1998.

As discussed in Note 2 to the financial statements, the Partnership adopted in 1998 Statement of Position No. 98-5,"Reporting on the Costs of Start-Up Activities."





/s/   PricewaterhouseCoopers LLP
--------------------------------
      PricewaterhouseCoopers LLP


San Francisco, California
February 12, 1999

                                              COSO ENERGY DEVELOPERS

                                                   Balance Sheets

                                         December 31, 1999 and 1998 (note 4)

                                               (Dollars in thousands)



                    Assets                                                 1999                  1998
                                                                      -----------------    -----------------

Cash and cash equivalents                                            $         6,423                 ---
Restricted cash and investments (note 2)                                       9,806                 290
Accounts receivable                                                            6,095              19,835
Prepaid expenses and other assets                                                100                 856
Amounts due from related parties (note 9)                                        761                 294
Property, plant and equipment (notes 4 and 7)                                165,650             202,270
Investment in China Lake Plant Services, Inc. (note 6)                         1,228               1,567
Investments in Coso Transmission Line Partners (note 5)                        2,981               3,107
Power purchase contract, net (note 4)                                         20,549                 ---
Deferred financing costs, net (note 2)                                         2,798                 162
                                                                      -----------------    -----------------

                   Total assets                                     $        216,391             228,381
                                                                      =================    =================


                     Liabilities and Partners Capital

Accounts payable and accrued liabilities                            $          6,681               3,314
Amounts due to related parties (note 9)                                       22,460              23,918
Project loan (note 8)                                                        107,900              37,958
                                                                      -----------------    -----------------

                   Total liabilities                                         137,041              65,190

Commitments and contingencies (notes 8 and 10)

Partners' capital                                                             79,350             163,191
                                                                      -----------------    -----------------
                   Total liabilities and partners' capital          $        216,391             228,381
                                                                      =================    =================


See accompanying notes to financial statements.


                                                 COSO ENERGY DEVELOPERS

                                               Statements of Operations

                                 Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)




                                                            Two months     Ten months    Twelve months  Twelve months  Twelve months
                                                              ended          ended          ended           ended          ended
                                                           February 28,   December 31,   December 31,    December 31,   December 31,
                                                              1999           1999           1999            1998            1997
                                                        --------------- -------------  --------------  -------------- --------------
                                                          (old basis)    (new basis)                    (old basis)    (old basis)
Revenues:
    Energy revenues                                  $       16,716          19,223       35,939          93,352          88,929
    Capacity payments                                           817          13,121       13,938          13,847          13,939
    Interest and other income                                    78             988        1,066           1,181           1,712
                                                     ---------------    ------------  -------------   --------------  --------------

           Total revenues                                    17,611          33,332       50,943         108,380         104,580
                                                     --------------     ------------- -------------   -------------- --------------

Operating expenses:
    Plant operating expense                                  3,470          12,098        15,568          16,418          17,806
    Royalty expense                                          1,592           1,556         3,148          10,492          10,106
    Depreciation and amortization                            2,550          13,099        15,649          14,809          14,606
    Edison legal expenses and
        settlement costs (note 10)                             569           3,600         4,169           2,968             675
                                                     ---------------   -------------  -------------   -------------- ---------------


           Total operating expenses                          8,181          30,353        38,534          44,687          43,193
                                                     ---------------   -------------  -------------   -------------- --------------


           Operating income                                  9,430           2,979        12,409          63,693          61,387
                                                     ---------------   -------------  -------------   -------------- --------------


Other expenses:
    Interest expense                                          616           6,708          7,324           6,267          9,105
    Interest expense - acquisition debt                       ---           1,415          1,415           ---             ---
    Costs related to acquisition debt                         ---           1,496          1,496           ---             ---
                                                     ---------------    ------------ --------------  -------------- ---------------

           Total other expenses                               616           9,619         10,235           6,267          9,105
                                                     ---------------   ------------- --------------  -------------- ---------------


           Income (loss) before extraordinary
              item and cumulative effect of
              change in accounting principle                8,814          (6,640)        2,174         57,426           52,282

Extraordinary item - loss on
    extinguishment of debt (note 8)                          ---            1,822         1,822           ---             ---
Cumulative effect of change
    in accounting principle:
    start-up activities (note 2)                             ---           ---            ---              953            ---
                                                    --------------- -------------  -------------   ------------- ---------------

           Net income (loss)                      $        8,814           (8,462)         352          56,473          52,282
                                                    ===============  ============= =============   ============= ===============

See accompanying notes to financial statements.


                                                COSO ENERGY DEVELOPERS

                                           Statements of Partners' Capital

                                Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)




                                              Caithness              Coso
                                                 Coso              Hotsprings               New
                                               Holdings,          Intermountain            CHIP
                                                 LLC              Power, Inc.         Company, LLC           Total
                                         ----------------   --------------------  ------------------  -----------------
Balance at December 31, 1996          $       61,623                51,043                ---              112,666

Distributions to partners                    (21,234)              (19,601)               ---              (40,835)

Net income                                    27,187                25,095                ---               52,282
                                         ----------------   --------------------  ------------------  -----------------

Balance at December 31, 1997                  67,576                56,537                ---              124,113

Distributions to partners                     (9,046)               (8,349)               ---              (17,395)

Net income                                    29,366                27,107                ---               56,473
                                         ----------------   --------------------  ------------------  -----------------

Balance at December 31, 1998                  87,896                75,295                ---              163,191

Transfer of capital                             ---                (75,295)            75,295                 ---

Distributions to partners                    (39,846)                ---              (36,780)             (76,626)

Net income                                       183                 ---                  169                  352

Effect of purchase accounting                   ---                  ---               (7,567)              (7,567)
                                         ----------------   --------------------  ------------------  -----------------


Balance at December 31, 1999          $       48,233                 ---               31,117               79,350
                                         ================   ====================  ==================  =================


See accompanying notes to financial statements.

                                               COSO ENERGY DEVELOPERS

                                               Statements of Cash Flows

                                Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)



                                                             Two months    Ten months    Twelve months  Twelve months Twelve months
                                                               ended         ended          ended          ended          ended
                                                            February 28,  December 31,  December 31,    December 31,   December 31,
                                                               1999          1999          1999            1998           1997
                                                           ------------- ------------- --------------  ------------- ---------------
                                                             (old basis)   (new basis)                   (old basis)    (old basis)

Cash flows from operating activities:
    Net income (loss)                                       $   8,814        (8,462)          352        56,473           52,282
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                         2,550        13,099        15,649         14,809          14,606
          Amortization of deferred financing costs                 14           234           248            160             240
          Write-off of deferred financing costs                   ---           161           161           ---             ---
          Cumulative effect of accounting change                  ---           ---          ---             953            ---
          Changes in operating assets and liabilities:
            Accounts receivable, prepaid expenses
                and other assets                                 (944)       14,833        13,889         (1,246)         (2,222)
            Investment in Coso Transmission
               Line Partners                                     (823)          949           126            115             111
            Investment in China Lake Plant
               Services, Inc.                                     141           198           339            646             (57)
            Accounts payable and accrued liabilities           (1,248)        2,215           967            903             853
            Amounts due from related parties                       (6)         (461)         (467)           (34)             59
            Amounts due to related parties                      2,055        (3,513)       (1,458)         3,076          (5,079)
                                                           ------------- ------------- --------------  ------------- ---------------
                    Net cash provided by
                       operating activities                    10,553        19,253        29,806          75,855         60,793
                                                           ------------- ------------- --------------  ------------- ---------------

Cash flows from investing activities:
    Capital reimbursements (expenditures)                         316        (7,252)       (6,936)        (20,637)        (3,573)
    Decrease (increase) in restricted cash                         43        (9,806)       (9,763)          ---           23,008
                                                            ------------- ------------- --------------  ------------- --------------
                    Net cash provided by (used in)
                        investing activities                      359       (17,058)      (16,699)        (20,637)        19,435
                                                            ------------- ------------- --------------  ------------- --------------

Cash flows from financing activities:
    Distributions to partners                                     ---       (76,626)      (76,626)        (17,395)       (53,142)
    Increase in project financing debt                            ---       107,900       107,900            ---           ---
    Repayment of project financing debt                           ---       (37,958)      (37,958)        (38,696)       (29,336)
    Repayment of CalEnergy promissory note                        ---          ---           ---             ---         (10,043)
                                                            ------------- ------------- --------------  ------------- --------------
                    Net cash used in
                        financing activities                      ---        (6,684)       (6,684)        (56,091)       (92,521)
                                                             ------------- ------------- --------------  ------------- -------------
                    Net change in cash and
                       cash equivalents                         10,912       (4,489)        6,423            (873)       (12,293)

Cash and cash equivalents at beginning of year                    ---        10,912          ---              873         13,166
                                                             ------------- ------------- --------------  ------------- -------------

Cash and cash equivalents at end of year                   $    10,912        6,423         6,423              ---           873
                                                             ============= ============= ==============  ============= =============

Supplemental cash flow disclosure:
    Cash paid for interest                                 $       ---        8,117         8,117           6,105         19,570
                                                             ============= ============= ==============  ============= =============

Schedule of noncash investing activities as a result
     of purchase accounting (note 4):
       Fair value of power purchase contract               $      ---        21,443        21,443             ---           ---
       Reduction in property, plant and equipment                 ---       (29,304)      (29,304)            ---           ---
       Net increase in other assets                               ---         2,694         2,694             ---           ---
       Liabilities assumed                                        ---        (2,400)       (2,400)            ---           ---
                                                             ------------- ------------- --------------  ------------- -------------

                    Reduction in partners capital          $      ---        (7,567)       (7,567)            ---           ---
                                                             ============= ============= ==============  ============= =============


See accompanying notes to financial statements.

                             COSO ENERGY DEVELOPERS

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

                             (Dollars in thousands)


(1)    Organization, Operation and Business of the Partnership

       Coso Energy Developers (CED or the Partnership) was founded on March 31, 1988, in connection with financing the construction of a geothermal power plant on land leased from the U.S. Bureau of Land Management (BLM) at Coso Hot Springs, China Lake, California. CED is a general partnership owned by Caithness Coso Holdings, LLC (CCH), a California limited liability company and, until February 25, 1999, Coso Hotsprings Intermountain Powers, Inc. (CHIP), a Delaware corporation wholly owned by CalEnergy Company, Inc. (CalEnergy). On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of CCH, purchased all of CalEnergy's interest in CHIP (see note 4) and formed a wholly owned subsidiary, New CHIP Company, LLC (New CHIP), a Delaware limited liability company, to become the new managing general partner of CED.

       The CED power plants are located on land owned by the BLM. There are turbine generators located at both the East and West power locks. CED pays royalties to BLM of 10% of the value of the steam produced.

       The primary BLM geothermal lease had an initial term of 10 years (1998) and thereafter is subject to automatic extension until October 31, 2035, so long as geothermal steam is commercially produced. In addition, the lease may be extended to 2075 at the option of the BLM. Coso Land Company
       (CLC), the original leaseholder, retained a 5% overriding royalty interest based on the value of the steam produced. CLC was a joint venture between CalEnergy and an affiliate of CCH. On February 25, 1999, CalEnergy transferred all its interest and rights in CLC to CAC.

       The Partnership sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019. Under the terms of this contract, Edison makes payments to CED as follows:

       * Contractual payments for energy delivered, which payments escalate at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusts to the actual avoided energy cost experienced by Edison. In March of 1999, the Partnership completed the ten-year fixed price payment period and Edison ceased paying the scheduled energy rates. For the years ended December 31, 1999, 1998 and 1997, Edison's average avoided cost of energy was 3.13, 2.95 and 3.28 cents per kWh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Partnership cannot predict the likely level of avoided cost of energy prices under the 30-year power purchase contract and, accordingly, the revenues generated by the Partnership could fluctuate significantly.

       * Capacity payments which remain fixed over the life of the contract to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the contract; and

       * Bonus payments to the extent that actual energy delivery exceeds 85% of the plant capacity stated in the contract. In 1999, 1998 and 1997, the bonus aggregated $2,200, $2,124 and $2,177, respectively.

       CalEnergy  served  as  the  operator,   maintaining  the   Partnership's
       accounting records and operating the CED plant on a day-to-day basis, until February 1, 1999 when Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CHIP, the managing general partner. COC was a wholly-owned subsidiary of CalEnergy until February 25, 1999 when CalEnergy assigned all of its interest and right in COC to CAC, which became its manager and sole member.

       On February 25, 1999 CED entered into two operating and maintenance agreements, one with FPL Operating Services, Inc. (FPL) and a second with COC. The initial term of the FPL operating and maintenance agreement was for three years, to provide for the operation and maintenance of the geothermal power facilities and the interconnection to the transmission line. The term of the COC agreement is through December 31, 2009 to provide field services and administrative services for the partnership.

       On October 17, 1999, the operating agreement with FPL was terminated and COC became the sole operator of all Partnership operations.

       At formation, and as subsequently amended, the partnership agreement provided that distributable cash flow before "payout" was allocated 3.81% to CHIP as managing partner and 96.19% allocated in proportion to the remaining sums necessary to be distributed to each partner to achieve payout. "Payout" was defined as the point at which each partner had received aggregate cash distributions from the 96.19% allocation in amounts equal to their accumulated capital contributions. Cash flow after "payout," which occurred in June 1994, is allocated 48% to New CHIP, (formerly CHIP), and 52% to CCH. For purposes of allocating net income to partners' capital accounts, profits and losses are allocated based on the aforementioned capital percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreement.

(2)    Summary of Significant Accounting Policies

       Recognition of Revenue

       Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue is recognized based on the payment rates scheduled in CED's power purchase contract with Edison until March 1999. After March 1999, revenue is recognized based on Edison's avoided energy cost.

       Fixed Assets and Depreciation

       The costs of major additions and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently.

       Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

       Recoverability of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

       Start-Up Activities

       In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. CED adopted this standard in 1998 and expensed applicable unamortized costs previously capitalized in connection with the start-up of CED. The cumulative effect of the change in accounting principle was $953.

       Wells and Resource Development Costs

       CED follows the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hold costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

       Deferred Plant Overhaul Costs and Deferred Well Rework Costs

       Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the life of the respective assets. These deferred costs of $271 and $502 at December 31, 1999 and 1998, respectively, are included in property, plant and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

       Well rework costs are deferred and amortized over the estimated period between reworks as these costs extend the life of the respective assets. These deferred costs of $46 and $669 at December 31, 1999 and 1998, respectively, are included in property, plant and equipment. Currently, both production and injection rework costs are amortized over twelve months.

       Reclassifications

       Certain reclassifications have been made to the 1998 balance sheet and the 1998 and 1997 statements of operations and cash flows to conform to the 1999 presentation.

       Deferred Financing Costs

       Deferred financing costs as of December 31, 1999 and 1998 consist of loan fees and other costs of financing that are amortized over the term of the related financing using the straight-line method and the effective interest method, respectively. On February 25, 1999, the fees of $1,408 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $3,032. Accumulated amortization at December 31, 1999 and 1998 was $234 and $1,845, respectively. The $148 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 8).

       Income Taxes

       There is no provision for income taxes since such taxes are the responsibility of the partners.

       Cash and Cash Equivalents

       For purposes of the statements of cash flows, CED considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

       Restricted Cash and Investments

       As of December 31, 1999 and 1998, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are sinking fund requirements for the project debt service required by the senior secured notes related to the acquisition of CalEnergy's interest in CED of $9,806 in restricted cash at December 31, 1999 and funding requirements for such debt of $4,105 at December 31, 1999 (see note 8). The carrying amount of restricted cash and investments at December 31, 1999 and 1998 approximated fair value, which is based on quoted market prices as provided by the financial institution, which holds the investments.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and the allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

       Fair Value of Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 1999, because of the relatively short maturity of these instruments. The project loans as of December 31, 1999 and 1998 have an estimated fair value of $107,302 and $39,980, respectively, based on the quoted market price of the senior secured notes and the COSO Funding Corp. notes, respectively (see note
       8).

       The investments in Coso Transmission Line Partners and China Lake Plant Services, approximates the fair value of such investments.

(3)    Interest Rate Swap Agreement

       In January 1993, CED entered into a five-year deposit interest rate swap agreement which, until certain investments were liquidated in February 1997, effectively converted notional deposit balances from a variable rate to a fixed rate. Under the agreement, which matured on January 11, 1998, CED made payments to the counterparty each January 11 and July 11 at variable rates based on LIBOR, reset and compounded every three months, and in return received payments based on a fixed rate of 6.34%. The effective LIBOR rate ranged from 5.5313% to 5.8125% during 1997 and was 5.7500% at December 31, 1997 and at January 11, 1998, the termination date. The counterparty to this agreement was a large international financial institution. The carrying amount of the interest rate swap at December 31, 1997 was $42 (payable to CED), which approximated its fair value. The fair value was based on the estimated amount that CED would have received to terminate the swap at that date as provided by the financial institution which was the counterparty to the swap

(4)    Acquisition Accounting

       On February 25, 1999, CAC purchased all of CalEnergy's interest in CED, Coso Power Developers (CPD), Coso Finance Partners (CFP), and Coso Finance Partners II (CFP II), collectively known as the Coso operating ventures, for approximately $205,500 in cash plus the assumption of debt of approximately $139,800. Allocated to CED from the purchase price was approximately $69,000 plus the assumption of debt of approximately $37,900. The acquisition was accounted for under the purchase method, and no goodwill was recorded.

       After CAC's purchase of CalEnergy's interest in CED, a new basis of accounting was adopted and, therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

       The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis. These adjustments resulted in a net decrease of $29,304 in the recorded amounts of property, plant and equipment and an increase in the recorded amounts for the power purchase contract of $21,443. The power purchase contract is being amortized on a straight-line basis over the remaining term of the power purchase contract of 20 years. Accumulated amortization on the power purchase contract at December 31, 1999 was $894.

       The following unaudited pro forma financial information for the years ended December 31, 1999 and 1998 present the results of operations of CED as if the acquisition had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of intangible assets, reduced depreciation and operating expense and increased interest expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on January 1, 1998.

                                                     Year ended December 31
                                                   --------------------------
                                                    1999              1998
                                               --------------     ------------

      Total revenue                            $   50,943           108,380
                                               ==============     ============

      Income before extraordinary item
      and cumulative effect of change in
      accounting principle                     $    3,257            57,910
                                                ==============    ============

            Net Income                         $    1,435            56,957
                                                ==============    ============


(5)    Investment in Coso Transmission Line Partners

       Coso Transmission Line Partners (CTLP) is a partnership, between CED and CPD, which owns the transmission line and facilities connecting the power plants owned by CED and CPD to the transmission line, owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CED and CPD for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CED as operating expenses and reflected as a reduction in CED's investment in CTLP.

(6)    Investments in Advances to China Lake Plant Services, Inc.

       China Lake Plant Services, Inc. (CLPSI) is a wholly owned subsidiary of CAC (see note 4). CLPSI purchases, stores and distributes spare parts to CED, CPD and CFP. Also, certain other facilities utilized by all three operating ventures are held by CLPSI. CED's investments in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CED is valued at the lower of cost or market.

(7)    Property, Plant and Equipment

       Property, plant and equipment at December 31, 1999 and 1998 consist of the following:

                                                      1999               1998
                                                     -------            -------
  Power plant and gathering system             $      146,327           164,335
  Transmission line                                     9,120            10,201
  Wells and resources development costs                81,736           138,575
                                                     --------          ---------
                                                      237,183           313,111
  Less accumulated depreciation
   and amortization                                   (71,533)         (110,841)
                                                     --------          ---------
                                               $      165,650           202,270
                                                     ========          =========



       The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(8)    Project Loan

       In order to complete the purchase of CalEnergy's interest in CED, CAC arranged for short-term debt financing of $211,500, of which $55,256 was allocated to CED. As a result of "push-down" accounting, the short-term debt was reflected in the financial statement of CED and was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes. Financing costs associated with the short-term financing are included in interest expense-acquisition debt.

       On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $107,900 to CED from the $413,000 debt raised from the offering of senior secured notes. The loan consists of one note of $11,650 at 6.80% and another of $96,250 at 9.05%, with payments due at various dates through December 15, 2001 and December 15, 2009, respectively, beginning December 15, 1999. As of December 15, 1999, the principal payment of $4,105 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnership and the Partnership's management believes this is not an event of default. Furthermore, all related penalties will be assumed by the trustee. Through this financing the existing project loan and short-term financing loans of $93,214 were repaid and an extraordinary loss of approximately $1,882 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.


       The annual maturity of the project loans for each year ending December 31 is as follows:

        Year ending December 31                    Amount
        -------------------------                 --------



               2000                          $      6,993
               2001                                 4,657
               2002                                 6,375
               2003                                 5,055
               2004                                 9,920
               Thereafter                          74,900
                                                 --------
                                             $    107,900
                                                 ========


       The loans contain certain restrictive covenants that among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens and enter into any transaction of merger or consolidation.

       The Partnership, Funding Corp., CPD and CFP are jointly and severally liable for the repayment of the senior secured notes.

       The annual maturity of the senior secured notes for each year ending December 31 is as follows:

           Year ending December 31                 Amount
           -------------------------              ---------

                2000                        $      82,933
                2001                               27,067
                2002                               21,771
                2003                               27,618
                2004                               31,332
                Thereafter                        222,279
                                                 --------
                                              $   413,000
                                                 ========


       The project loan outstanding as of December 31, 1998 was from Coso Funding Corp., a single purpose corporation formed to issue notes for its own account and as an agent acting on behalf of CFP, CED, and CPD. The project loan had a weighted average interest rate of 8.73% and 8.63% as of December 31, 1998 and 1997, respectively.

(9)    Related Party Transactions

       The amounts due from and to related parties at December 31, 1999 and 1998 consist of the following:

                                                        1999             1998
                                                       -----             -----

      Amounts due from related parties:
         Due from CLC:
           Principal                             $       141              141
           Accrued interest                              190              153
         Due from Coso Operating Company, LLC            430              --
                                                    --------          -------

                                                 $       761              294
                                                    ========          =======

      Amounts due to related parties:
         Due to CPD for steam sharing            $       673              259
         Due to CFP for steam sharing                     38            2,258
         Due to CLC                                   21,339           20,699
         Due to Caithness Coso Funding Corp.             410              --
         Due to CalEnergy                                --               702
                                                   ---------          -------

                                                $     22,460           23,918
                                                   =========          =======


       CalEnergy, as operator, through February 1, 1999, was reimbursed monthly for non-third-party costs incurred on behalf of CED. These costs are comprised principally of approved direct CalEnergy operating costs of the CED geothermal facility, allocable general and administrative costs, and operator fees totaling $6,628 and $6,761 for the years ended December 31, 1998 and 1997, respectively.

       COC, as the new operator (see note 1), received an operator fee for the year ended December 31, 1999 of $443.

       Both CCH and CalEnergy are reimbursed at approved amounts for their respective costs incurred in relation to the CED Management Committee. For the years ended December 31, 1999, 1998 and 1997, CalEnergy received $25, $223 and $218, respectively, while CCH received $130, $148 and $145, respectively.

       As of May 28, 1999, the management committee fees were eliminated, and replaced by a non-managing fee payable to CCH. CCH received $129 during the year ended December 31, 1999.

       As indicated in note 1, CLC is entitled to a royalty of 5% of the value of steam used by CED to produce the electricity sold to Edison. The royalty due CLC for the years ended December 31, 1999, 1998 and 1997 was $771, $3,057 and $3,176, respectively. Payment of royalties due to CLC is subordinated to payment of the project loans (see note 8).


       In addition, as described in note 3, CED is charged for its use of the transmission line owned by CTLP. The amount of such net charges was $115, $115 and $112 for the years ended December 31, 1999, 1998 and 1997, respectively.

       CED is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The 1999, 1998 and 1997 costs charged to CED from CLPSI were approximately $143, $1,350 and $606, respectively.

       The amount due from COC relates to reimbursements for payments of operating expenses. This will be paid back as COC funds additional operating expenses on behalf of CED.

       The amount due to Caithness Coso Funding Corp. represents accrued interest from December 16, 1999 to December 31, 1999 related to the senior secured notes (see note 8).

       On December 16, 1992, CED retired CLC's promissory note due CalEnergy, resulting in the loan from CED to CLC of $141. Interest was accrued on this loan at 12.5%. Interest on the note was $34 and $29 in 1998 and 1997, respectively.

       The December 31, 1998 due to CalEnergy balance relates to the partnership reimbursing CalEnergy for the costs of operating the plant. This amount fluctuated in concert with the timing of billings and incurring of costs.

       During 1994, the Coso operating ventures entered into steam sharing agreements under which the ventures may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the ventures. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CED steam sharing revenue, net of royalties and other related costs, amounted to $6,430 and $1,584 in 1998 and 1997, respectively, and in 1999, CED steam sharing resulted in an expense, net of royalties and other related costs, of $6,103.

(10)   Settlement of Litigation

       In February 2000, the Partnership, CFP, CPD and Edison reached a settlement, subject to the approval of the California Public Utilities Commission of all matters of litigation between the Coso Partnership and Edison. The cost of the settlement was allocated among the Coso
       Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 4). The balance of the settlement was charged to settlement of litigation and related expenses.

       In June 1999, the Partnership, CED, CPD, Fuji Electric Co., Ltd. and Fuji Electric Corporation of America (Fuji) reached a settlement agreement. Fuji, in consideration of the settlement agreement, must send various equipment or spare parts to the Coso Partnerships.

       In December 1999, the Partnership and Dow Chemical Company (Dow) entered into a confidential settlement agreement which was effective January 1, 2000, to resolve CED's claim to recover damages incurred related to an installation in 1992 by Dow of a hydrogen sulfide abatement system.

                          Independent Auditors' Report




The Partners and Management Committee
Coso Power Developers:


We have audited the accompanying balance sheet of Coso Power Developers as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Coso Power Developers as of December 31, 1998 and for the years ended December 31, 1998 and 1997, were audited by other auditors, whose report dated February 12, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Power Developers as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in note 4 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliates, Navy II Group LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.


February 7, 2000





/s/ KPMG LLP
---------------------
    KPMG LLP

                       Report of Independent Accountants






To the Partners of Coso Power Developers


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position, results of operations and cash flows of Coso Power Developers at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Coso Power Developers for any period subsequent to December 31, 1998.

As discussed in Note 2 to the financial statements, the Partnership adopted in 1998 Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."


/s/   PricewaterhouseCoopers LLP
--------------------------------
      PricewaterhouseCoopers LLP


San Francisco, California
February 12, 1999

                                                COSO POWER DEVELOPERS

                                                    Balance Sheets

                                         December 31, 1999 and 1998 (note 4)

                                                (Dollars in thousands)



                                                                                         1999                 1998
                                                                                   -----------------    -----------------

                                   Assets
Cash and cash equivalents                                                     $            6,020                818
Restricted cash and investments (note 2)                                                  54,338                ---
Accounts receivable                                                                       20,540              19,656
Prepaid expenses and other assets                                                            ---                 716
Amounts due from related parties (note 9)                                                  7,058               4,750
Property, plant and equipment, net (notes 4 and 7)                                       147,522             188,840
Investment in China Lake Plant Services, Inc. (note 6)                                     2,098               2,086
Investment in Coso Transmission Line Partners (note 5)                                     3,660               3,802
Power purchase contract, net (note 4)                                                     28,409                ---
Deferred financing costs, net (note 2)                                                     3,624                 199
                                                                                  -----------------   -----------------


                   Total assets                                               $          273,269             220,867
                                                                                  =================   =================


                      Liabilities and Partners' Capital

Accounts payable and accrued liabilities                                      $           12,163               3,981
Amounts due to related parties (note 9)                                                    3,225               1,902
Project loans (note 8)                                                                   153,550              61,323
                                                                                  -----------------   -----------------

                   Total liabilities                                                     168,938              67,206

Commitments and contingencies (notes 8 and 10)

Partners' capital                                                                        104,331             153,661
                                                                                  -----------------   -----------------

                   Total liabilities and partners' capital                    $          273,269             220,867
                                                                                  =================   =================



See accompanying notes to financial statements.



                                                COSO POWER DEVELOPERS

                                               Statements of Operations

                                Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)



                                           Two months     Ten months      Twelve months   Twelve months  Twelve months
                                             ended           ended           ended           ended           ended
                                          February 28,   December 31,    December 31,    December 31,    December 31,
                                              1999           1999            1999            1998            1997
                                         --------------- --------------  --------------  --------------  --------------
                                          (old basis)     (new basis)                     (old basis)     (old basis)
Revenue:
    Energy revenues                    $     16,687           83,041          99,728        105,546          98,778
    Capacity payments                           822           13,196          14,018         14,018          14,018
    Interest and other income                   150            2,024           2,174          1,799           2,187
                                         -------------- --------------  --------------  --------------  --------------


          Total revenues                     17,659           98,261         115,920        121,363         114,983
                                         --------------- --------------  --------------  --------------  --------------


Operating expenses:
    Plant operating expense                   2,626            8,247          10,873         12,271          12,768
    Royalty expense                           1,806           10,271          12,077         11,868          11,249
    Depreciation and amortization             2,339           12,469          14,808         14,025          13,732
    Edison legal expenses and
        settlement costs (note 10)              569            5,250           5,819          2,956            ---
                                         --------------- --------------  --------------  --------------  --------------


          Total operating expenses            7,340           36,237          43,577         41,120          37,749
                                         --------------- --------------  --------------  --------------  --------------

          Operating income                   10,319           62,024          72,343         80,243          77,234
                                         --------------- --------------  --------------  --------------  --------------

Other expenses:
    Interest expense                            953            9,004           9,957          8,122          10,532
    Interest expense - acquisition debt         ---            2,010           2,010          ---              ---
    Costs related to acquisition debt           ---            2,024           2,024          ---              ---
                                         --------------- --------------  --------------  --------------  --------------

          Total other expenses                  953           13,038          13,991          8,122          10,532
                                         --------------- --------------  --------------  --------------  --------------

          Income before extraordinary item
             and cumulative effect of
             change in accounting principle   9,366           48,986          58,352         72,121          66,702

Extraordinary item - loss on
    extinguishment of debt (note 8)             ---            2,147           2,147          ---              ---
Cumulative effect of change in
    accounting principle:  start-up
    activities (note 2)                         ---             ---            ---            1,664            ---
                                         --------------- --------------  --------------  --------------  --------------


          Net income                   $      9,366          46,839           56,205         70,457          66,702
                                         =============== ==============  ==============  ==============  ==============


See accompanying notes to financial statements.


                                                COSO POWER DEVELOPERS

                                           Statements of Partners' Capital

                                     Years ended December 31, 1999, 1998 and 1997 (note 4)

                                                (Dollars in thousands)




                                             Caithness
                                              Navy II              Coso                  New
                                              Group,            Technology               CTC
                                                LLC             Corporation         Company, LLC           Total
                                          ----------------  --------------------  ------------------  -----------------
Balance at December 31, 1996           $     63,046.0               63,046.0                 ---            126,092.0

Distributions to partners                   (33,690.5)             (33,690.5)                ---            (67,381.0)

Net income                                   33,351.0               33,351.0                 ---             66,702.0
                                        ----------------  --------------------  ------------------  -----------------

Balance at December 31, 1997                 62,706.5               62,706.5                 ---            125,413.0

Distributions to partners                   (21,104.5)             (21,104.5)                ---            (42,209.0)

Net income                                   35,228.5               35,228.5                 ---             70,457.0
                                          ----------------  --------------------  ------------------  -----------------

Balance at December 31, 1998                 76,830.5               76,830.5                 ---            153,661.0

Transfer of capital                             ---                (76,830.5)           76,830.5               ---

Distributions to partners                   (51,537.5)                ---              (51,537.5)          (103,075.0)

Net income                                   28,102.5                 ---               28,102.0             56,205.0

Effect of purchase accounting                   ---                   ---               (2,460.0)            (2,460.0)
                                          ----------------  --------------------  ------------------  -----------------

Balance at December 31, 1999          $      53,395.5                 ---               50,935.5            104,331.0
                                          ================  ====================  ==================  =================


See accompanying notes to financial statements.


                                               COSO POWER DEVELOPERS

                                              Statements of Cash Flows

                                    Years ended December 31, 1999, 1998 and 1997 (note 4)

                                               (Dollars in thousands)



                                                           Two months   Ten months       Twelve         Twelve          Twelve
                                                              ended        ended       months ended   months ended    months ended
                                                           February 28,  December 31,   December 31,   December 31,    December 31,
                                                              1999         1999           1999           1998            1997
                                                          -----------   ------------    -----------    -----------    ------------
                                                           (old basis)  (new basis)                     (old basis)    (old basis)

Cash flows from operating activities:
    Net income                                           $    9,366        46,839         56,205         70,457           66,702
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                        2,339        12,469         14,808         14,025           13,732
         Amortization of deferred financing costs                20           551            571            204              271
         Write-off of deferred financing costs                 ---            217            217           ---              ---
         Cumulative effect of accounting change                ---            ---            ---          1,664             ---
         Changes in operating assets and liabilities:
            Accounts receivable, prepaid expense and           (909)          329           (580)        (1,095)          (1,457)
               other assets
            Investment in Coso Transmission Line Partners      (989)        1,131            142            127              127
            Investment in China Lake Plant Services, Inc.        52           (64)           (12)          (343)             503
            Accounts payable and accrued liabilities            439         3,997          4,436            864              796
            Amounts due from related parties                  1,432        (3,740)        (2,308)        (1,268)            (795)
            Amounts due to related parties                    2,088          (765)         1,323            198              650
                                                          -----------  ------------   -----------    -----------      ------------

              Net cash provided by operating activities      13,838        60,964         74,802         84,833           80,529
                                                          -----------  ------------  -----------     -----------      ------------

Cash flows from investing activities:
    Capital expenditures                                     (1,182)       (3,232)       (4,414)         (7,010)          (7,861)
    (Increase) decrease in restricted cash                    ---         (54,338)      (54,338)          ---             22,391
                                                          -----------  ------------  -----------     -----------      ------------
              Net cash (used in) provided by
                  investing activities                       (1,182)      (57,570)      (58,752)         (7,010)          14,530
                                                          -----------  ------------  -----------     -----------      ------------

Cash flows from financing activities:
    Distributions to partners                                  ---       (103,075)     (103,075)        (42,209)         (83,977)
    Increase in project financing debt                         ---        153,550       153,550           ---              ---
    Repayment of project financing debt                        ---        (61,323)      (61,323)        (35,944)         (27,094)
    Repayment of CalEnergy promissory note                     ---         ---          ---                ---              (973)
                                                          ----------- ------------  -----------     -----------       ------------

             Net cash used in financing activities            ---         (10,848)      (10,848)        (78,153)        (112,044)
                                                          -----------  ------------ -----------     -----------       ------------

             Net change in cash and cash equivalents         12,656        (7,454)        5,202            (330)         (16,985)

Cash and cash equivalents at beginning of year                  818        13,474           818           1,148           18,133
                                                          -----------  ------------  -----------   ------------       ------------

Cash and cash equivalents at end of year                 $   13,474         6,020         6,020             818            1,148
                                                          ===========  ============  ===========   ============       ============

Supplemental cash flow disclosure
    Cash paid for interest                               $      ---        11,060        11,060           7,918           10,877
                                                          ===========  ============  ===========   ============       ============

Schedule of noncash investing activities as a result
    of purchase accounting (note 4):
       Fair value of power purchase contract             $     ---         30,738        30,738         ---               ---
       Reduction in property, plant and equipment              ---        (33,536)      (33,536)        ---               ---
       Net increase in other assets                            ---          4,084         4,084         ---               ---
       Liabilities assumed                                     ---         (3,746)       (3,746)        ---               ---
                                                         -----------  ------------  -----------    ------------       ------------

               Reduction in partners' capital            $     ---         (2,460)       (2,460)         ---               ---
                                                         ===========  ============  ===========    ============       ============


See accompanying notes to financial statements.

                              COSO POWER DEVELOPERS

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

                             (Dollars in thousands)


(1)    Organization, Operation and Business of the Partnership

       Coso Power Developers (CPD or the Partnership) was formed on July 31, 1989, in connection with financing the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station at Coso Hot Springs, China Lake, California. CPD is a general partnership between Caithness Navy II Group LLC (Navy II), a New Jersey limited liability company, and, until February 25, 1999, Coso Technology Corporation (CTC), a Delaware corporation wholly owned by CalEnergy, Inc. (CalEnergy). On February 25, 1999, Caithness Acquisition Company, LLC, (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of Navy II, purchased all of CalEnergy's interest in CTC (see note 4) and formed a wholly owned subsidiary, New CTC Company, LLC (New CTC), a Deleware limited liability company, to become the new managing general partner of CPD.

       The power plant is located on land owned by the U.S. Navy. Under the terms of a 30-year contract with the U.S. Navy to develop geothermal energy on its land, CPD pays a royalty to the U.S. Navy which was initially 4% of revenues, then increased to 10% at December 31, 1998, and is currently 18% of revenues as of December 24, 1999. The royalty will increase to 20% of revenues after December 15, 2004. The U.S. Navy contract expires in 2009; the U.S. Navy has an option to extend it to 2019.

       The Partnership sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010. Under the terms of this contract, Edison makes payments to CPD as follows:

* Contractual payments for energy delivered, which escalate at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). The scheduled energy price period extends until January 2000. After the scheduled energy price period, the energy payment adjusts to the actual avoided energy cost experienced by Edison. For the years ended December 31, 1999, 1998 and 1997, Edison's average avoided cost of energy was 3.13,
          2.95 and 3.28 cents per kwh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Partnership cannot predict the likely level of avoided cost of energy prices under the 20-year power purchase contract and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the contract to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the contract; and

* Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the contract. In 1999, 1998 and 1997, the bonus payments aggregated $2,248, $2,242 and $2,236, respectively.

       CalEnergy served as the operator, maintaining the Partnership's accounting records and operating the CPD plant on a day-to-day basis, until February 1, 1999 when Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CTC, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999 when CalEnergy assigned all of its interest and right in COC to CAC, which became manager and sole member.

       On February 25, 1999, CPD entered into two operating and maintenance agreements, one with FPL Operating Services, Inc. (FPL) and a second with COC. The initial terms of the FPL operating and maintenance agreement was for three years, to provide for the operation and maintenance of the geothermal power facilities and the interconnection to the transmission line. The term of the COC Agreement is through December 31, 2009 to provide field services and administrative services for the Partnership.

       On October 17, 1999, the operating agreement with FPL was terminated and COC became the sole operator of all Partnership operations.

       At formation, and as subsequently amended, the partnership agreement provides that cash flows before and after "payout," which has occurred, are allocated 50% each to New CTC, (formerly CTC), and Navy II. "Payout" is defined as the point at which earned partner has received aggregate cash distributions in an amount equal to their accumulated capital contributions. For purposes of allocating net income to partners' capital accounts and for income tax purposes, profits and losses are allocated based on the aforementioned capital percentages.

(2)    Summary of Significant Accounting Policies

       Recognition of Revenue

       Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue is recognized based on the payment rates scheduled in CPD's power purchase contract with Edison until January 2000. After January 2000, revenue will be recognized based on Edison's avoided energy cost.

       Fixed Assets and Depreciation

       The costs of major additions and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently.

       Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

       Recoverability of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

       Start-Up Activities

       In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. CPD adopted this standard in 1998 and expensed applicable unamortized costs previously capitalized in connection with the start-up of CPD. The cumulative effect of the change in accounting principle was $1,664.

       Wells and Resource Development Costs

       CPD follows the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the costs of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

       Deferred Plant Overhaul Costs and Deferred Well Rework Costs

       Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the useful life of the respective assets. These deferred costs of $97 and $176 at December 31, 1999 and 1998, respectively, are included in property, plant and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

       Well rework costs are deferred and amortized over the estimated period between reworks as these costs extend the useful life of the respective assets. These deferred costs of $-0- and $83 at December 31, 1999 and 1998, respectively, are included in property, plant and equipment. Currently, both production and injection rework costs are amortized over twelve months.

       Reclassifications

       Certain reclassifications have been made to the 1998 balance sheet and the 1998 and 1997 statements of operations and cash flows to conform to the 1999 presentation.

       Deferred Financing Costs

       Deferred financing costs as of December 31, 1999 and 1998 consist of loan fees and other costs of financing that are amortized over the term of the related financing using the straight line-method and the effective interest method, respectively. In 1999, fees of $2,004 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $4,175. Accumulated amortization at December 31, 1999 and 1998 was $551 and $2,027, respectively. The $179 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 8).

       Income Taxes

       There is no provision for income taxes since such taxes are the responsibility of the partners.

       Cash and Cash Equivalents

       For purposes of the statements of cash flows, CPD considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

       Restricted Cash and Investments

       As of December 31, 1999 all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are sinking fund requirements for the project debt service required by the senior secured notes related to the acquisition of CalEnergy's interest in CPD of $54,338 in restricted cash at December 31, 1999 and funding requirements for such debt of $43,004 at December 31, 1999 (see note 8). The carrying amount of restricted cash and investments at December 31, 1999 and 1998 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and the allocation of profits and losses during the reportable period. Actual results could differ significantly from those estimates.

       Fair Value of Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 1999, because of the relatively short maturity of these instruments. The project loans as of December 31, 1999 and 1998 have an estimated fair value of $152,435 and $63,912, respectively, based on the quoted market price of the senior secured notes and the Coso Funding Corp. notes, respectively (see note
       8).

       The investments in Coso Transmission Line Partners and China Lake Plant Services, Inc., approximates the fair value of such investments.

(3)    Interest Rate Swap Agreement

       In January 1993, CPD entered into a five-year deposit interest rate swap agreement which, until certain investments were liquidated in February 1997, effectively converted notional deposit balances from a variable rate to a fixed rate. Under the agreement, which matured on January 11, 1998, CPD made payments to the counterparty each January 11 and July 11 at variable rates based on LIBOR, reset and compounded every three months, and in return received payments based on a fixed rate of 6.34%. The effective LIBOR rate ranged from 5.5313% to 5.8125% during 1997 and was 5.7500% at December 31, 1997 and at January 11, 1998, the termination date. The counterparty to this agreement was a large international financial institution. The carrying amount of the interest rate swap at December 31, 1997 was $41 (payable to CPD), which approximated its fair value. The fair value was based on the estimated amount that CPD would have received to terminate the swap at that date as provided by the financial institution which was the counterparty to the swap.

(4)    Acquisition Accounting

       On February 25, 1999, CAC purchased all of CalEnergy's interest in CPD, Coso Energy Developers (CED), Coso Finance Partners (CFP), and Coso Finance Partners (CFP II), collectively known as the Coso operating ventures, for approximately $205,500 in cash plus the assumption of debt of approximately $139,800. The purchase price allocated to CPD was approximately $74,500 plus the assumption of debt of approximately $61,300. The acquisition was accounted for under the purchase method, and no goodwill was recorded.

       After CAC's purchase of CalEnergy's interest in CPD, a new basis of accounting was adopted and, therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

       The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $33,536 in the recorded amounts value of property, plant and equipment and an increase in the recorded amounts for the power purchase contract of $30,738. The power purchase contract is being amortized on a straight-line basis over the remaining term of the power purchase contract of 11 years. Accumulated amortization on the power purchase contract at December 31, 1999 was $2,329.

       The following unaudited pro forma financial information for the years ended December 31, 1999 and 1998 presents the results of operations of CPD as if the acquisition had occurred as of January 1, 1998, after giving effect to certain adjustments including amortization of intangible assets, reduced depreciation and operating expense and increased interest expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on January 1, 1998.

                                                    Year ended December 31
                                                    ----------------------

                                                   1999                1998
                                                  -------            -------

      Total revenues                           $  115,920            121,363

      Income before extraordinary item and
      cumulative effect of change in
      accounting principle                     $   59,528             69,283
                                                  =======             ======


      Net Income                               $   57,381             67,619
                                                  =======             ======



(5)    Investment in Coso Transmission Line Partners

       Coso Transmission Line Partners (CTLP) is a partnership between CPD and CED, which owns the transmission line and facilities connecting the power plants owned by CPD and CED to the transmission line, owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CPD and CED for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CPD as operating expenses and reflected as a reduction in CPD's investment in CTLP.

(6)    Investments in China Lake Plant Services, Inc.

       China Lake Plant Services, Inc. (CLPSI) is a wholly owned subsidiary of CAC (see note 4). CLPSI purchases, stores and distributes spare parts to CPD, CED and CFP. Also, certain other facilities utilized by all three operating ventures are held by CLPSI. CPD's investments in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CPD is valued at the lower of cost or market.

(7)    Property, Plant and Equipment

       Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                                         1999             1998
                                                        ------            -----
       Power, plant and gathering system          $    141,068          164,952
       Transmission line                                 7,245            8,332
       Wells and resources development
       costs                                            59,735          114,764
                                                        ------          -------
                                                       208,048          288,048
       Less accumulated depreciation
         and amortization                              (60,526)         (99,208)
                                                       -------          -------

                                                  $    147,522          188,840
                                                      ========          =======


       The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(8)    Project Loans

       In order to complete the purchase of CalEnergy's interest in CPD, CAC arranged for short-term debt financing of $211,500, of which approximately $78,634 was allocated to CPD. As a result of "push-down" accounting, the short-term debt was reflected in the financial statements of CPD and was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes. Financing costs associated with the short-term financing are included in interest expense - acquisition debt.

       On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.)raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately$153,550 to CPD from the $413,000 debt raised from the offering of senior secured notes. The loan consists of one note of $69,350 at 6.80% and another note of $84,200 at 9.05% with payments due at various dates through December 15, 2001 and December 15, 2009, respectively, beginning December 15, 1999. As of December 15, 1999 the principal payment of $43,004 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnership and the Partnership's management believes this is not an event of default. Furthermore, all related penatlies will be assumed by the trustee. Through this financing the existing project loan and short-term financing of approximately $139,957 was repaid and an extraordinary loss of approximately $2,147 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

       The annual maturity of the project loans for each year ending December 31 is as follows:

               Year ending December 31              Amount
               ------------------------            --------

                          2000                $     59,374
                          2001                       9,976
                          2002                       3,799
                          2003                       9,155
                          2004                      10,718
                     Thereafter                     60,528
                                                  --------
                                              $    153,550
                                                  ========



       The loans contain certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve amounts, make distributions, create loans and enter into any transaction of merger or consolidation.

       The Partnership, Funding Corp., CED and CFP are jointly and severally liable for the repayment of the senior secured notes.

       The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                 Year ending December 31            Amount
                -------------------------           -------

                        2000                  $     82,933
                        2001                        27,067
                        2002                        21,771
                        2003                        27,618
                        2004                        31,332
                  Thereafter                       222,279
                                                   -------
                                              $    413,000
                                                  ========


       The project loan outstanding as of December 31, 1998 was from Coso Funding Corp., a single purpose corporation formed to issue notes for its own account and as an agent acting on behalf of CFP, CED, and CPD. The project loan had a weighted average interest rate of 8.65% and 8.61% as of December 31, 1998 and 1997, respectively.

(9)    Related Party Transactions

       The amounts due from and to related parties at December 31, 1999 and 1998 consist of the following:

                                                       1999               1998
                                                     -------             ------

        Amounts due from related parties:

          Due from CED for steam sharing            $   673                259
          Due from Coso Operating Company             2,714                 --
          Due from China Lake Joint Venture:
             Principal                                1,562              1,562
             Accrued interest                         2,109              1,688
          Due from CalEnergy                            --               1,241
                                                     ------              -----

                                                    $ 7,058              4,750
                                                     ======              =====
        Amounts due to related parties:
          Due to CFP for steam sharing              $ 2,807              1,902
          Due to Caithness Coso Funding Corp.           418                 --
                                                      -----              -----

                                                    $ 3,225              1,902
                                                     ======              =====


       CalEnergy, as operator, through February 1, 1999, was reimbursed monthly for non-third-party costs incurred on behalf of CPD. These costs are comprised principally of approved direct CalEnergy operating costs of the CPD geothermal facility, allocable general and administrative costs, and operator fees totaling $5,494 and $5,740 for the years ended December 31, 1998 and 1997, respectively.

       COC, as the new operator (see note 1), received an operator fee for the year ended December 31, 1999 of $443.

       Both CalEnergy and Navy II were reimbursed at approved amounts for their respective costs incurred in relation to the CPD Management Committee. For the years ended December 31, 1999, 1998 and 1997, CalEnergy received $25, $148 and $145, respectively, while Navy II received $130, $223 and $218, respectively.

       As of May 28, 1999, the management committee fees were eliminated and replaced by a nonmanaging fee payable to Navy II. Navy II received $129 during the year ended December 31, 1999.

       As discussed in note 4, CPD is charged for its use of the transmission line owned by CTLP. The amount of such net charges was $127 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

       CPD is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CPD from CLPSI in 1999, 1998 and 1997 were approximately $78, $361 and $1,227, respectively.

       On December 16, 1992, CPD retired China Lake Joint Venture's (CLJV) promissory note due CalEnergy, resulting in the loan from CPD to CLJV of $1,562 at December 31, 1992. CLJV is an affiliated venture. Interest has been accrued on this loan at 12.5%. Interest on the loan was $421, $371 and $329 in 1999, 1998 and 1997, respectively.

       The amount due from COC relates to reimbursements for payments of operating expenses. This will be paid back as COC funds additional operating expenses on behalf of CPD.

       The amount due to Caithness Coso Funding Corp. represents accrued interest from December 16, 1999 to December 31, 1999 related to the senior secured notes (see note 8).

       The December 31, 1998 due from CalEnergy balance relates to the Partnership reimbursing CalEnergy for the costs of operating the plant. This amount fluctuated in concert with the timing of billings and incurring of costs.

       During 1994, the three Coso operating ventures entered into steam sharing agreements under which the ventures may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the ventures. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CPD steam sharing revenue, net of royalties and other related costs, amounted to $342 and $1,750 in 1998 and 1997, respectively, and in 1999, CPD steam sharing resulted in an expense, net of royalties and other related costs, of $18,618.

(10)   Settlement of Litigation

       In February 2000, the Partnership, CED, CFP and Edison reached a settlement, subject to the approval of the California Public Utilities Commission of all matters of litigation between the Coso Partnership and Edison. The cost of the settlement was allocated among the Coso
       Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 4). The balance of the settlement was charged to settlement of litigation and related expenses.

       In June 1999, the Partnership, CED, CFP, Fuji Electric Co., Ltd. and Fuji Electric Corporation of America (Fuji) reached a settlement agreement. Fuji, in consideration of the settlement agreement, must send various equipment or spare parts to the Coso Partnerships.





                                      F-26


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

      Since 1991, Caithness Energy and CalEnergy, the two former co-sponsors of the Coso projects, had engaged PricewaterhouseCoopers LLP to audit the financial statements of the Coso partnerships. On February 25, 1999, Caithness Acquisition, Caithness Energy's wholly owned subsidiary, purchased all of CalEnergy's interests in the Coso projects, and Caithness Energy engaged KPMG LLP, its own independent certified public accountants, to audit the financial statements of the Coso partnerships in the future, rather than to continue to have PricewaterhouseCoopers LLP audit those financial statements. In connection with the audits of the financial statements of Coso Finance Partners and Coso Finance Partners II, Coso Energy Developers and Coso Power Developers for each of the two years in the period ended December 31, 1998 and through February 25, 1999, (i) Caithness Energy had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years, and (ii) the reports of PricewaterhouseCoopers LLP on the Coso partnerships did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles except for the reference to the Coso partnerships' adoption in 1998 of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."


                                    Part III


Item 10. Directors and Executive Officers of the Registrant.


      The following table sets forth the persons who currently serve as our directors and executive officers as of December 31, 1999:

             Name                  Age                    Position(s)
             ----                  ---                   -----------

James D. Bishop, Sr. .........     66      Director, Chairman and Chief Executive Officer

Leslie J. Gelber..............     43      Director, President and Chief Operating Officer

James D. Bishop, Jr. .........     39      Director, Vice Chairman

Christopher T. McCallion......     38      Director, Executive Vice President and Chief Financial
                                            Officer

Larry K. Carpenter............     50      Director, Executive Vice President

James C. Sullivan.............     72      Director, Senior Vice President and Secretary

Mark A. Ferrucci..............     47      Director

David V. Casale...............     36      Vice President and Controller

Barbara Bishop Gollan.........     41      Vice President

                                       27

     James D. Bishop, Sr., Chairman, Chief Executive Officer and a Director of Funding Corp. and of Caithness Energy, has served asa Director of Caithness Corporation since its inception in 1975. Mr. Bishop served as Caithness Corporation's President from its inception until December 1986 and as Chairman of Caithness Corporation from January 1987 until the present. Mr. Bishop also serves as a director for various other entities, which engage in independent power production and natural resource exploration and development. Mr. Bishop holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale University. Mr. Bishop is the father of James D. Bishop, Jr. and Barbara Bishop Gollan.

     Leslie J.  Gelber,  President,  Chief  Operating  Officer and a Director of
Funding Corp. and of Caithness Energy,has served as President and Chief Operating Officer of Caithness Corporationsince January 1999. Prior to joining Caithness Corporation, Mr. Gelber served as President of Cogen Technologies, Inc., which is also engaged in the field of independent power production, from August 1998 until December 1998. From July 1993 to July 1998, Mr. Gelber served as President of ESI Energy, Inc., the non-regulated independent power company owned by FPL Group, Inc. Mr. Gelber holds a Master of Business Administration degree from the University of Miami and holds a Bachelor of Arts degree in Economics from Alfred University.

     James D. Bishop, Jr., Vice Chairman and a Director of Funding Corp. and of Caithness Energy, joined Caithness Corporation in 1988 and has served as President and Chief Operating Officer of Caithness Corporation from November 1995 until December 1998. Mr. Bishop also serves on all of the boards of directors and management committees of the entities and joint ventures affiliated with Caithness Corporation. Mr. Bishop holds a Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and holds a Bachelor of Science degree from Trinity College. Mr. Bishop is the son of James D. Bishop, Sr. and the brother of Barbara Bishop Gollan.

       Christopher T. McCallion, Executive Vice President, Chief Financial Officer and a Director of Funding Corp. and of Caithness Energy, served as Vice President and Controller of Caithness Corporation from July 1991 to November 1995, and has served as Executive Vice President and Chief Financial Officer of Caithness Corporation since November 1995. Mr. McCallion holds a Bachelor of Science degree from Seton Hall University.

     Larry K. Carpenter, Executive Vice President and a Director of Funding Corp. and of Caithness Energy, has served as an Executive Vice President of Caithness Corporation since January 1999. Prior to joining Caithness
Corporation, Mr. Carpenter served as Vice President of Development at ESI Energy, Inc., the non-regulated independent power company owned by FPL Group Inc., from 1985 to December 1998. Mr. Carpenter holds a Bachelor of Science degree in Electrical Engineering from the University of Florida.

     James C. Sullivan, a Senior Vice President, Secretary and a Director of Funding Corp. and of Caithness Energy, has served as Senior Vice President, Secretary and a Director of Caithness Corporation since April 1996. Mr. Sullivan attended Holy Cross Seminary at Notre Dame University, Indiana University and the University of Tokyo before graduating from the State University of California at Pasadena.

     Mark A. Ferrucci, a Director of Funding Corp., has served as the independent director of Funding Corp. since May 1999. Since 1997, Mr. Ferrucci has been an employee of CT Corporation System, an independent company that provides corporate and UCC services to businesses and law firms. From 1977 until 1992, Mr. Ferrucci served as CT Corporation System's Assistant Secretary and as Assistant Vice President of CT Corporation System from 1992 until the present.

                                       28

     David V. Casale, a Vice President and the Controller of Funding Corp. and of Caithness Energy joined Caithness Corporation in December 1991 and has served as a Vice President and as its Controller since November 1995. Mr. Casale also serves on the boards of directors of joint ventures affiliated with Caithness Corporation. Mr. Casale holds a Bachelor of Arts degree from Adelphi University.

     Barbara Bishop Gollan, a Vice President of Funding Corp. and of Caithness Energy, joined Caithness Corporation as Vice President in October 1990. Ms. Gollan has authored and co-authored a number of technical papers on geothermal systems, which were presented to The Geothermal Resources Council, the Geologic Society of America and the Stanford Geothermal Workshop. Ms. Gollan holds a Master of Science degree in Geology and Geochemistry from Stanford University and holds a Bachelor of Arts degree from Amherst College. Ms. Gollan is the daughter of Mr. James D. Bishop, Sr. and sister of James D. Bishop, Jr.


       The Board of Directors appointed Mr. Ferrucci as an independent director. The unanimous affirmative vote of our Board of Directors (including Mr. Ferrucci) is required before we can take certain actions, including, but not limited to, (1) engaging in any business or activity other than issuing the senior secured notes and making the related loans to the Coso partnerships, (2) incurring any debt, or assuming or guaranteeing any debt of any other entity,
(3) dissolving or liquidating, (4) consolidating, merging or selling all or substantially all of our assets or (5) instituting any bankruptcy or insolvency proceedings.


Item 11. Executive Compensation.


       None of the directors or executive officers of Coso Funding Corp. receives any compensation for his or her services, except Mr. Ferruci, who received $8,400 in compensation for services provided in 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


       The following table sets forth, as of December 31, 1999, certain information regarding the beneficial ownership of Coso Funding Corp.'s voting securities and the beneficial ownership of the voting securities of each of the Coso partnerships by:

(1) Each person who is known by us and the Coso partnerships to beneficially own 5% or more of Coso Funding Corp.'s voting securities or 5% or more of the voting securities of any Coso partnership,

(2) Each of Coso Funding Corp.'s directors and executive officers who also act in similar capacities on behalf of the managing partner of each Coso partnership and each of the delegates to the management committee of each Coso partnership, and

(3) All of Coso Funding Corp.'s directors and executive officers who also act in similar capacities for the managing partnership of each Coso partnership and all of the delegates to the management committee of each Coso partnership as a group.

      Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as otherwise noted, each person named below has an address in care of our principal executive offices.

                                      29

                        Beneficial Ownership of Coso Funding Corp. and the Coso Partnerships

                                             Percent Indirect   Percent Indirect  Percent Indirect  Percent Indirect
                                                Beneficial        Beneficial        Beneficial         Beneficial
                                               Ownership in      Ownership in      Ownership in       Ownership in
                                               Coso Funding       the Navy I         the BLM           the Navy II
   Name and Address of Beneficial Owner           Corp.          Partnership       Partnership        Partnership
   ------------------------------------    -----------------   ---------------- ----------------  ------------------


James D. Bishop, Sr. (1)(2)...............         0.6%               1.0%               --               0.7%

Leslie J. Gelber (1)(3)...................         --                  --                --                --

James D. Bishop, Jr. (1)(4)...............        32.8%               32.2%             35.1%             31.3%

Christopher T. McCallion (1)(3)...........         --                  --                --                --

Larry K. Carpenter (1)(3).................         --                  --                --                --

James C. Sullivan (1)(5)..................         2.8%               2.9%              2.9%              2.6%

Mark A. Ferrucci..........................         --                  --                --                --

David Casale (1)(3).......................         --                  --                --                --

Barbara Bishop Gollan (1)(3)(6)...........         --                  --                --                --

Dominion Energy, Inc. (7).................          *                  --               7.8%              2.8%
   901 East Byrd Street
   Richmond, VA 23219

Mojave Energy Company (8).................         6.1%               5.5%              7.7%              5.2%
   c/o Davenport Resources, Inc.
   200 Railroad Avenue, 3rd floor
   Greenwich, CT  06830

All directors, executive officers and             36.2%               36.1%             38.0%             34.6%
management committee delegates as a group.

*     Less than 5.0%.
(1) The address of such person is c/o Caithness Corporation, 1114 Avenue of the Americas, 41st Floor, New York, New York 10036-7790.

(2) The beneficial ownership of James D. Bishop, Sr.'s interests is based upon his ownership of shares of common stock of Mojave Power, Inc. and Mojave Power II, Inc. which own, indirectly through various entities, general partnership interests in the Navy I partnership and the Navy II partnership. In addition to these interests, James D. Bishop, Sr. is the beneficiary of The James D. Bishop Trust--1998 ( "Bishop, Sr. Trust "), which owns shares of common stock of Caithness Corporation. Caithness Corporation owns, indirectly through various entities, general partnership interests in the Navy I partnership, the BLM partnership and the Navy II partnership, which collectively own all of the shares of common stock of Funding Corp. The voting rights to the shares of common stock of Caithness Corporation held by the Bishop, Sr. Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Bishop, Sr. Trust is irrevocable. James D. Bishop, Sr., therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation.

(3) Owner of economic interests in the Coso partnerships through Caithness Corporation's employee incentive plans, which economic interests are not listed on this table

(4) James D. Bishop, Jr. is: (i) the beneficiary of The James D. Bishop, Jr. Irrevocable Trust--1996 (the "Bishop, Jr. Trust "), which owns shares of common stock of Caithness Corporation, the voting rights of which have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr.; (ii) the owner of common stock of Caithness
     Corporation and of Mojave Power, Inc.; and (iii) the trustee of The Caithness Entities Voting Trust which possesses sole voting control over the shares of common stock of Caithness Corporation held by the Bishop, Sr. Trust, The Barbara Bishop Gollan Irrevocable Trust--1996 (the "Gollan Trust "), The Elizabeth Bishop DeLuca Irrevocable Trust--1996 and The Linda Bishop Fotiu Irrevocable Trust--1996. The interests listed in (i) and (ii) above entitle James D. Bishop, Jr. to the following indirect beneficial ownership interests: Funding Corp. (1.9%); Navy I partnership (1.5%); BLM partnership (1.7%); and Navy II partnership (2.5%). James D. Bishop, Jr. disclaims beneficial ownership of the interests listed in (iii) above.

(5) The beneficial ownership of James C. Sullivan's interests is based upon his ownership of shares of common stock of Caithness Corporation which owns, indirectly through various entities, general partnership interests in the Navy I partnership, the BLM partnership and the Navy II partnership, and his ownership of shares of common stock of Mojave Power, Inc. and Mojave Power II, Inc. which own, indirectly through various entities, general partnership interests in the Navy I partnership and the Navy II partnership.

(6) Barbara Bishop Gollan is the beneficiary of the Gollan Trust, which owns shares of common stock of Caithness Corporation. The voting rights to the shares of common stock of Caithness Corporation held by the Gollan Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Gollan Trust is irrevocable. Barbara Bishop Gollan, therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation.

(7) Dominion Energy, Inc. owns: (i) a limited liability company membership interest in Caithness BLM Group, LP, a Delaware limited partnership, which owns a limited liability company membership interest in CCH, which owns a general partnership interest in the BLM partnership; and (ii) a limited liability company membership interest in Navy II Group which owns a general partnership interest in the Navy II partnership and a limited liability company membership interest in CCH, which owns a general partnership interest in the BLM partnership.

(8) Mojave Energy Company owns limited liability company membership interests in Caithness Power, LLC, which owns, indirectly through various entities, general partnership interests in each of the Coso partnerships.


Item 13. Certain Relationships and Related Transactions.


The Coso Partnerships

      Each of the Coso partnerships has two general partners, a managing partner and a non-managing partner. Under the amended and restated partnership agreement of each Coso partnership, the managing partner of the Coso partnership is generally responsible for the management and control of the day-to-day business and affairs. The managing partner of the Navy I partnership is New CLOC Company, LLC, a Delaware limited liability company, the managing partner of the BLM partnership is New CHIP Company, LLC, a Delaware limited liability company and the managing partner of the Navy II partnership is New CTC Company, LLC, a Delaware limited liability company. The non-managing partner of the Navy I partnership is ESCA LLC, a Delaware limited liability company, the non-managing partner of the BLM partnership is Caithness Coso Holdings, LLC, a Delaware limited liability company, and the non-managing partner of the Navy II partnership is Caithness Navy II Group, LLC, a Delaware limited liability company.

      Each managing partner is a limited liability company, which is managed by a manager who is appointed by Caithness Acquisition, the sole member of each managing partner. The manager is responsible for the ordinary course management and operations by its Coso partnership of that partnership's Coso project. Caithness Acquisition has appointed itself as the manager of each managing partner. Caithness Acquisition has also appointed Mr. Ferrucci as the independent manager of each managing partner. (In addition, each of the managing members of the non-managing partners has appointed Mr. Ferrucci as the independent manager of that non-managing partner.) The approval of the independent manager is required before the managing partner (or the non-managing partner, as the case may be) may take certain actions that do not involve the ordinary course management and operations by the Coso partnerships of the Coso projects, including, among others, (1) commencing any bankruptcy or insolvency proceeding involving the managing partner, (2) incurring any debt in the name of the managing partner for which it would be liable, (3) dissolving, liquidating, consolidating or merging, or selling all or substantially all of the assets of, its respective Coso partnership, or (4) engaging in any business or activity other than acting as the managing partner of its respective Coso partnership. Each managing partner also has its officers, who are also officers of Coso Funding Corp. , who act on behalf of the managing partners of the Coso partnerships.

      Caithness Acquisition, a limited liability company, is the manager and sole member of each of the managing partners. Caithness Energy, as the manager and sole owner of Caithness Acquisition, has delegated its role as manager of Caithness Acquisition to the Caithness Acquisition board of directors, including the power to manage the managing partners of the Coso partnerships. Each managing partner's officers are also the officers of Caithness Acquisition. None of the persons acting on behalf of the Coso partnerships receives any compensation from the Coso partnerships for his or her services, except that nominal compensation is paid in consideration for Mr. Ferrucci's services.

      Caithness Energy is governed by a board of directors and not by its members. Thedirectors of Funding Corp., other than Mr. Ferrucci, also currently serve asmembers of the board of directors of Caithness Energy. Under the limited liability company agreement of Caithness Energy, Caithness Corporation is entitled to appoint a number of members to the Board of Directors of Caithness Energy who hold, in the aggregate, a majority of the votes of all members of such board of directors. Caithness Corporation's present appointees are Messrs. Bishop, Sr., Bishop, Jr. and Sullivan. In addition, Messrs. Gelber, Carpenter and McCallion serve as voting members of the board of directors of Caithness Energy pursuant to their individual executive compensation agreements with Caithness Energy. These six individuals, together with Mr. Ferrucci, serve as the Caithness Acquisition board of directors.


Management Committees

      Under the amended and restated partnership agreement of each Coso partnership, the managing partner of the Coso partnership is subject to the directives of a management committee which oversees the business operations of the Coso partnership. The managing partner of a Coso partnership may not take certain specific actions without the consent of the management committee of that Coso partnership. However, the management committee may not direct the managing partner of the Coso partnership to take any action over which the independent manager has exclusive authority without the requisite approval of the independent manager. The management committee of each Coso partnership consists of four delegates, two of which are appointed by the managing partner and two of which are appointed by the non-managing partner. Each partner may substitute or change its delegates.

     Under the amended and restated partnership agreements of the Coso partnerships, each partner may appoint one delegate with multiple votes. The names of the delegates appointed by affiliates of Caithness Energy to the management committees of the Coso partnerships are set forth below.

      As of December 31, 1999, the following persons were the members of the management committee of each Coso partnership, as applicable. Each person has two votes on each management committee on which he serves:

        Name                      Age              Partnership(s)
        -----                    ----              --------------
James D. Bishop, Jr. ..           39     Navy I partnership, BLM partnership,
                                         Navy II partnership

Christopher T. McCallion          38     Navy I partnership, BLM partnership,
                                         Navy II partnership

Certain information regarding Messrs. Bishop and McCallion is provided above.


Management Committee Fees

      The members of the management committees are not entitled to any direct compensation from Coso Funding Corp. or the Coso partnerships. However, each Coso partnership previously paid to its two general partner's annual management committee fees for their participation on the management committee of that Coso partnership. The following table sets forth, for the years ended December 31, 1996, 1997, 1998 and 1999, the total amount of management committee fees paid or payable by each of the Coso partnerships to its partners:


                                                                   Year Ended December 31


                                             1996              1997             1998            1999
                                            ------            ------           ------          ------
Navy I Partnership

     New CLOC....................         $   ---            $   ---          $   ---        $    ---
     Predecessor of New CLOC                143,000            143,000          147,000         25,000
     ESCA........................           214,000            214,000          221,000        221,000
                                          ---------          ---------        ---------      ---------
                                          $ 357,000          $ 357,000        $ 368,000      $ 246,000
BLM Partnership

     New CHIP....................         $    ---           $   ---          $   ---        $   ---
     Predecessor of New CHIP                145,000            145,000          148,000         25,000
     CCH.........................           222,000            218,000          223,000        223,000
                                          ---------          ---------        ---------      ---------
                                          $ 367,000          $ 363,000        $ 371,000      $ 248,000
Navy II Partnership..............

     New CTC.....................         $   ---            $   ---          $    ---       $   ---
     Predecessor of New CTC......           145,000            145,000          148,000         25,000
     Navy II Group...............           218,000            218,000          223,000        223,000
                                          ---------          ---------        ---------      ---------
                                          $ 363,000          $ 363,000        $ 371,000      $ 248,000

      The Coso partnerships no longer pay management committee fees to their managing partners.


Funding Corp.

      As of June 30, 1999, the authorized capital stock of Coso Funding Corp. consisted of 1,000 shares of common stock, par value $0.01 per share, of which 300 shares were outstanding. The outstanding common stock is owned equally by the Coso partnerships.


Coso Partnerships

      The directors and executive officers also act in similar capacities on behalf of the managing partner of each Coso partnership and, except for Mr. Ferrucci, on behalf of Caithness Acquisition and Caithness Energy. Several of these directors and executive officers beneficially own the securities of Caithness Corporation. Caithness Corporation and its affiliates beneficially own all of the member interests of Caithness Energy.


                                     Part IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.


(a)      Documents filed as part of this report:

         Financial Statements and Schedules

(b)      Current reports on Form 8-K:

         Coso Funding Corp. filed a current report on Form 8-K dated October 18, 1999 reporting the purchase of all the indirect ownership interests held by ESI Geothermal, Inc. in Coso Finance Partners by Caithness Acquisition Company, LLC pursuant to a Sale Agreement dated October 6, 1999.

(c)      Exhibits:

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.



                               INDEX TO EXHIBITS

  Exhibit
  Number                      Description of Exhibit
  -------                     ----------------------
    3.1     Certificate of Incorporation of Caithness Coso Funding Corp.*

    3.2     Bylaws of Caithness Coso Funding Corp.*

    3.3 Third Amended and Restated Partnership Agreement of Coso Finance Partners, dated as of May 28,1999.*

    3.4 Third Amended and Restated Partnership Agreement of Coso Energy Developers, dated as of May 28,1999.*

    3.5 Third Amended and Restated Partnership Agreement of Coso Power Developers, dated as of May 28,1999.*

    3.6 Amendment Agreement, dated as of May 28, 1999, by and among Coso Finance Partners, Caithness Acquisition Company, LLC, New CLOC Company, LLC, ESCA, LLC and Coso Operating Company LLC.*

    3.7 Amendment Agreement, dated as of May 28, 1999, by and among Coso Energy Developers, Caithness Acquisition Company, LLC, New CHIP Company, LLC, Caithness Coso Holdings, LLC and Coso Operating Company LLC.*

    3.8 Amendment Agreement, dated as of May 28, 1999, by and among Coso Power Developers, Caithness Acquisition Company, LLC, New CTC Company, LLC, Caithness Navy II Group, LLC and Coso Operating Company LLC.*

    4.1 Indenture, dated as of May 28, 1999, among Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and U.S. Bank Trust National Association as trustee and as collateral agent.*

    4.3 Notation of Guarantee, dated as of May 28, 1999, of Coso Finance Partners.*

    4.4 Notation of Guarantee, dated as of May 28, 1999, of Coso Energy Developers.*

    4.5 Notation of Guarantee, dated as of May 28, 1999, of Coso Power Developers.*

    4.6 Registration Rights Agreement, dated as of May 28, 1999, by and among Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and Donaldson, Lufkin & Jenrette Securities Corporation.*

    10.1 Deposit and Disbursement Agreement, dated as of May 28, 1999, among Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and U.S. Bank Trust National Association, as collateral agent, as trustee, and as depositary.*

    10.2 Credit Agreement, dated as of May 28, 1999, between Caithness Coso Funding Corp. and Coso Finance Partners.*

    10.3 Promissory Note due 2001 of Coso Finance Partners in favor of Caithness Coso Funding Corp.*

    10.4 Promissory Note due 2009 of Coso Finance Partners in favor of Caithness Coso Funding Corp.*

    10.5 Credit Agreement, dated as of May 28, 1999, between Caithness Coso Funding Corp. and Coso Energy Developers.*

    10.6 Promissory Note due 2001 of Coso Energy Developers in favor of Caithness Coso Funding Corp.*

    10.7 Promissory Note due 2009 of Coso Energy Developers in favor of Caithness Coso Funding Corp.*

    10.8 Credit Agreement, dated as of May 28, 1999, between Caithness Coso Funding Corp. and Coso Power Developers.*

    10.9 Promissory Note due 2001 of Coso Power Developers in favor of Caithness Coso Funding Corp.*

   10.10 Promissory Note due 2009 of Coso Power Developers in favor of Caithness Coso Funding Corp.*

   10.11 Purchase Agreement, dated as of May 21, 1999, by and among Caithness Coso Funding Corp., as Issuer, Coso Finance Partners, Coso Energy Developers and Coso Power Developers, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.*

   10.12 Security Agreement, dated as of May 28, 1999, executed by and among Caithness Coso Funding Corp. in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.13   Security  Agreement,  dated as of May 28, 1999, executed by and among
           Coso  Finance   Partners  in  Favor  of  U.S.  Bank  Trust   National
           Association, as collateral agent.*

   10.14 Security Agreement, dated as of May 28, 1999, executed by Coso Energy Developers in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.15 Security Agreement, dated as of May 28, 1999, executed by Coso Power Developers in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.18 Security Agreement (Navy I project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.19 Security Agreement (BLM project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.20 Security Agreement (Navy II project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.24 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Finance Partners in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

   10.25 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28,1999, executed by Coso Energy Developers in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

   10.26 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Power Developers in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

   10.27 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Transmission Line Partners in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

   10.28 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by China Lake Joint Venture in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

    10.29 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Land Company in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

   10.30 Stock Pledge Agreement, dated as of May 28, 1999, by Coso Finance Partners, Coso Energy Developers and Coso Power Developers in favor of U.S. Bank Trust National Association, as Collateral agent.*

   10.31 Partnership Interest Pledge Agreement (Navy I), dated as of May 28, 1999, by ESCA, LLC and New CLOC Company, LLC, in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.32 Partnership Interest Pledge Agreement (BLM), dated as of May 28,1999, by Caithness Coso Holdings, LLC and New CHIP Company, LLC, in favor of U.S. Bank Trust National Association, as Collateral agent.*

   10.33 Partnership Interest Pledge Agreement (Navy II), dated as of May 28, 1999, by Caithness Navy II Group, LLC and New CTC Company, LLC, in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.34 Partnership Interest Pledge Agreement (CTLP), dated as of May 28, 1999, by Coso Energy Developers and Coso Power Developers, in favor of U.S. Bank Trust National Association, as Collateral agent.*

   10.35 Partnership Interest Pledge Agreement (CLJV), dated as of May 28, 1999, by Caithness Acquisition Company, LLC and Caithness Geothermal 1980 Ltd., LP, in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.36 Partnership Interest Pledge Agreement (CLC), dated as of May 28, 1999,by Caithness Acquisition Company, LLC and Caithness Geothermal 1980 Ltd., LP, in favor of U.S. Bank Trust National Association,as collateral agent.*

   10.37 Promissory Notes Security Agreement, dated as of May 28, 1999, by Caithness Coso Funding Corp., in favor of U.S. Bank Trust National Association, as collateral agent.*

   10.38 Original Service Contract N62474-79-C-5382, dated December 6, 1979, between U.S. Naval Weapons Center and California Energy Company, Inc., Contractor (the "Navy Contract "), including all Amendments thereto.*

   10.39 Escrow Agreement, dated December 16, 1992, as amended, by and among Coso Finance Partners, Bank of America and the Navy.*

   10.40 Offer to Lease and Lease for Geothermal Resources, Serial No. 11402, dated April 29, 1985 but Effective May 1, 1985, from the United States of America, acting through the Bureau of Land Management, to California Energy Company, Inc.; as assigned by Assignment Affecting Record Title to Geothermal Resources Lease, dated June 24, 1985, but effective July 1, 1985 from California Energy Company, Inc. to Coso Land Company; as assigned by Assignment of Record Title Interest in a Lease for Oil and Gas or Geothermal Resources, dated April 20, 1988, but effective May 1, 1988 from Coso Land Company to Coso Geothermal Company; as assigned by Assignment of Record Title Interest in a Lease for Oil and Gas or Geothermal Resources dated April 20, 1988 but effective May 1, 1988 from Coso Geothermal Company to Coso Energy Developers.*

   10.41 Geothermal Resources Lease, Serial No. CA-11383, by and between the United States of America, acting through the Bureau of Land Management, and the LADWP, effective as of January 1, 1988; as assigned by Lease Assignment Agreement by and between LADWP and Coso Land Company , dated September 10, 1997; as assigned by Assignment of Record Title Interest in Lease for Oil and Gas or Geothermal Resources, by and between the United States of America, acting through the Bureau of Land Management, and Coso Land Company, effective January 1, 1998; and as extended by Extension of primary term of CACA-11383 to September 23, 2004.*

   10.42 Geothermal Resources Lease, Serial No. CA-11384, by and between the United States of America, acting through the Bureau of Land Management, and the LADWP, effective as of February 1, 1982; as assigned by Lease Assignment Agreement by and between LADWP and Coso Land Company, dated September 10, 1997; as assigned by Assignment of Record Title Interest in a Lease for Oil and Gas or Geothermal Resources (CACA-11384), by and between the United States of America, acting through the Bureau of Land Management, and Coso Land Company, effective as of January 1, 1998; and as extended by extension of primary term of CACA-11385 to December 24, 2002.*

   10.43 Geothermal Resources Lease, Serial No. CA-11385, by and between the United States of America, acting through the Bureau of Land Management, and the LADWP, effective as of February 1, 1982; as assigned by Lease Assignment Agreement by and between LADWP and Coso Land Company, dated September 10, 1997; as assigned by Assignment of Record Title Interest in a Lease for Oil and Gas or Geothermal Resources (CACA-11385) by and between the United States of America, acting Through the Bureau of Land Management, and Coso Land Company, effective as of January 1, 1998; and as extended by extension of primary term of CACA-11385 to December 24, 2002.*

   10.44 License for Electric Power Plant Site Utilizing Geothermal Resources between the United States of America, Licensor, through the Bureau of Land Management, and Coso Energy Developers, Licensee, Serial No. CACA 22512, dated March 8, 1989 (expires 3/8/19).*

   10.45 License for Electric Power Plant Site Utilizing Geothermal Resources between the United States of America, acting through the Bureau of Land Management, and Coso Energy Developers, Licensee, Serial No. 25690, dated 12/29/1989 (expires 12/28/19).*

   10.46 Right of Way CA-18885 by and between the United States of America, acting through the Bureau of Land Management, and California Energy Company, Inc., dated May 7, 1986 (telephone cable)(expires 5/7/16).*

   10.47 Right of Way CA-13510 by and between the United States of America, acting through the Bureau of Land Management, and California Energy Company, Inc., dated April 12, 1984 (Coso office site)(expires 4/12/14).*

   10.48 Agreement of Transfer and Assignment (Navy I Transmission Line), dated July 14, 1987, among China Lake Joint Venture and Coso Finance Partners.*

   10.49   Agreement of Transfer and  Assignment  (Navy II  Transmission  Line),
           dated  July  31,  1989,   among  Coso  Power   Developers   and  Coso
           Transmission Line Partners.*

   10.50 Agreement of Transfer and Assignment (BLM Transmission Line), dated July 31, 1989, among Coso Energy Developers and Coso Transmission Line Partners.*

   10.51 Agreement Regarding Overriding Royalty (CLC Royalty), dated May 5, 1988, between Coso Energy Developers and Coso Land Company.*

   10.52 Coso Geothermal Exchange Agreement, dated January 11, 1994, by and among Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and California Energy Company, Inc.*

   10.53 Amendment to Coso Geothermal Exchange Agreement, dated April 12, 1995, by and among Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and California Energy Company, Inc.*

   10.55 Operation and Maintenance Agreement (Navy I Project), dated May 28, 1999, by and among FPL Energy Operating Services, Inc. and Coso Operating Company, LLC and New CLOC Company, LLC.*

   10.56 Operation and Maintenance Agreement (BLM Project), dated May 28, 1999, by and among FPL Energy Operating Services, Inc. and Coso Operating Company, LLC and New CHIP Company, LLC.*

   10.57 Operation and Maintenance Agreement (Navy II Project), dated May 28, 1999, by and among FPL Energy Operating Services, Inc. and Coso Operating Company, LLC and New CTC Company, LLC.*

   10.58 Field Operation and Maintenance Agreement (Navy I), dated February 25, 1999, between Coso Operating Company, LLC and New CLOC Company, LLC.*

   10.59 Field Operations and Maintenance Agreement (Navy II), dated February 25, 1999, between Coso Operating Company, LLC and New CTC Company, LLC.*

   10.60 Field Operations and Maintenance Agreement (BLM), dated February 25, 1999, between Coso Operating Company, LLC and New CHIP Company, LLC.*

   10.61 Purchase Agreement, dated as of January 16, 1999, by and among Caithness Energy, L.L.C., Caithness Acquisition Company, LLC, and California Energy Company, Inc.*

   10.62 Agreement Concerning Consideration, dated as of February 25, 1999, by and among Caithness Energy, L.L.C., Caithness Acquisition Company, L.L.C., New CLOC Company, LLC, New CHIP Company, LLC, New CTC Company, LLC, and CalEnergy Company, Inc.*

   10.63 Future Revenue Agreement, dated February 25, 1999, by and between Caithness Energy, L.L.C., Caithness Acquisition Company, LLC, New CTC Company, LLC, New CLOC Company, LLC, NewCHIP Company, LLC, Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and California Energy Company, Inc.*

   10.64 Acknowledgment and Agreement--Release, dated January 16, 1999, executed by Caithness Resources, Inc., Caithness Corporation, Caithness Power, L.L.C., James Bishop Sr., and Caithness CEA Geothermal, LP (appended to Exhibit 10.61).*

   10.65 Acknowledgment and Agreement--Indemnity, dated May 28, 1999, executed by Coso Finance Partners, New CLOC Company, LLC, ESCA, LLC, Coso Energy Developers, New CHIP Company, LLC, Caithness Coso Holdings, LLC, Coso Power Developers, New CTC Company, LLC, and Caithness Navy II Group, LLC.*

   10.66 Acknowledgment and Agreement--Release, dated May 28, 1999, executed by Coso Finance Partners, New CLOC Company, LLC, ESCA, LLC, Coso Energy Developers, New CHIP Company, LLC, Caithness Coso Holdings, LLC, Coso Power Developers, New CTC Company, LLC, and Caithness Navy II Group, LLC.*

   10.67 Acknowledgment and Agreement--Indemnity, dated January 16, 1999, executed by Caithness Resources, Inc., Caithness Corporation, Caithness Power, L.L.C., China Lake Operating Company, Coso Technology Corporation and Coso Hotsprings Intermountain Power (appended to Exhibit 10.61).*

   10.68 Power Purchase Agreement (modified Standard Offer No.4) (Navy I), dated as of June 4, 1984, as Amended, by and between Southern California Edison Company and Coso Finance Partners (as assignee of China Lake Joint Venture).*

   10.69 Power Purchase Agreement (modified Standard Offer No.4) (BLM), dated as of February 1, 1985, by and between Southern California Edison Company and Coso Energy Developers (as assignee of China Lake Joint Venture).*

   10.70 Power Purchase Agreement (modified Standard Offer No.4) (Navy II), dated as of February 1, 1985, by and between Southern California Edison Company and Coso Power Developers (as assignee of China Lake Joint Venture).*

   10.72 Interconnection and Integration Facilities Agreement (BLM project), dated December 15, 1988, Between Southern California Edison Company and Coso Energy Developers (as assignee of China Lake Joint Venture).*

   10.73 Interconnection and Integration Facilities Agreement (Navy II project), dated December 15, 1988, Between Southern California Edison Company and Coso Power Developers (as assignee of China Lake Joint Venture).*

   10.77 Operating Fee Subordination Agreement (Navy I), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

   10.78 Operating Fee Subordination Agreement (BLM), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

   10.79 Operating Fee Subordination Agreement (Navy II), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

   10.80 Management Fee Subordination Agreement (Navy I), dated as of May 28, 1999, by and among ESCA, LLC, New CLOC Company, LLC, Coso Finance Partners, and U.S. Bank Trust National Association, as collateral agent.*

   10.81 Management Fee Subordination Agreement (BLM), dated as of May 28, 1999, by and among Caithness Coso Holdings, LLC, New CHIP Company, LLC, Coso Energy Developers, and U.S. Bank Trust National Association, as collateral agent.*

   10.82 Management Fee Subordination Agreement (Navy II), dated as of May 28, 1999, by and among Caithness Navy II Group, LLC, New CTC Company, LLC, Coso Power Developers, and U.S. Bank Trust NationalAssociation, as collateral agent.*

   10.83 Cotenancy Agreement, dated as of May 28, 1999, by and among Coso Finance Partners, Coso Energy Developers, and Coso Power Developers.*

   10.84 Acquisition Agreement, dated as of May 28, 1999, among Coso Land Company, Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and Coso Operating Company, LLC.*

   10.85 Assignment and Assumption Agreement, dated as of May 28, 1999, by and among MidAmerican Energy Holdings Company as successor-in-interest to Cal Energy Company, Inc., Coso Energy Developers, Coso Power Developers and Coso Finance Partners.*

   21.1 Subsidiaries of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers.*

   23.3    Consent of Sandwell Engineering Inc.*

   23.4    Consent of Henwood Energy Services, Inc.*

   23.5    Consent of GeothermEx, Inc.*

   23.6 Consent of Riordan & McKinzie, A Professional Law Corporation (included in Exhibit 5.1).*

   23.7    Consent of Reed Smith Shaw & McClay LLP (included in Exhibit 5.2).*

   24.1    Powers of Attorney (included on pages II-9, II-11, II-13 and II-15).*

   25.1 Form T-1 Statement of Eligibility and Qualification of U.S. Bank Trust National Association as Trustee.*

   27.1    Financial Data Schedule--Form S-X--Caithness Coso Funding Corp.

   27.2    Financial Data Schedule--Form S-X--Coso Finance Partners.

   27.3    Financial Data Schedule--Form S-X--Coso Energy Developers.

   27.4    Financial Data Schedule--Form S-X--Coso Power Developers.

   99.1 Sale Agreement by and between Caithness Acquisition Company, LLC, and ESI Geothermal, Inc. dated as of October 6, 1999.**

   99.2 Assignment, Assumption and Novation Agreement (Coso Finance Partners) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

   99.3 Assignment, Assumption and Novation Agreement (Coso Energy Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

   99.4 Assignment, Assumption and Novation Agreement (Coso Power Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

* Incorporated herein by reference from the Registration Statement on Form S-4, Registration No. 333-83815 filed with the Securities and Exchange Commission (the SEC) by Coso Funding Corp. on October 7, 1999, as amended.

** Incorporated herein by reference from the Form 8-K on report dated October 18, 1999 for Coso Funding Corp., filed with the SEC.

                                  EXHIBIT 27.1

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      CAITHNESS COSO FUNDING CORP
                                            ---------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

Unless otherwise noted, all tags are required. A response is required for each item within the schedule. Use the value "0" (zero) if information is immaterial, inapplicable or unknown. Decimals may not be used to state financial data except as indicated. Values not provided will be entered as "0" (zero). Missing dates will be entered as "TO COME". Please be sure to verify all information in the EDGARized exhibit.

To include a footnote, place a number in parentheses next to the value and provide the text of each corresponding footnote at the end of the worksheet form.

Do you wish to include a LEGEND?        This schedule contains summary financial
                     Yes     X No       information extracted from *___________
                  ---       ---         and is qualified in its entirety by
                                        reference to such financial statements.
                                        *Identify the financial statement(s)
                                        to be referenced in the legend:
RESTATED

Are your financials being "restated"        (NO VALUE REQUIRED)
from a previously filed period?
                     Yes     X No
                  ---       ---

CIK                                      Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT CIK:

NAME                                     Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT NAME:

MULTIPLIER                                    X  1,000         1,000,000,000
Do the financials require a multiplier       ---            ---
other than 1 (one)?                             1,000,000      1,000,000,000,000
                   X Yes       No            ---            ---
                  ---      ---

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS          - MOS
                                        -- ----        -- ----
                                             YEAR         X YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                                           DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                                           JAN-01-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                                           DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---


                                                PERIOD TYPE: Year            PERIOD TYPE:  Year
                                                             ----                          ----
CASH                                                                  0                             0
SECURITIES                                                            0                             0
RECEIVABLES                                                           0                       414,392
ALLOWANCES                                                            0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                        0                         1,392
PP&E                                                                  0                             0
DEPRECIATION                                                          0                             0
TOTAL ASSETS                                                          0                       414,392
CURRENT LIABILITIES                                                   0                         1,392
BONDS                                                                 0                       413,000
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                            0                       414,392
SALES                                                                 0                             0
TOTAL REVENUES                                                        0                        20,491
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                        0                             0
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                      0                        20,491
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                             0
CHANGES                                                               0                             0
NET INCOME                                                            0                             0
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)


                                  EXHIBIT 27.2

                                    Form S-X

                  Commercial and Industrial Companies


Financial Data Schedule Worksheet for:      COSO FINANCE PARTNERS
                                            -----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

Unless otherwise noted, all tags are required. A response is required for each item within the schedule. Use the value "0" (zero) if information is immaterial, inapplicable or unknown. Decimals may not be used to state financial data except as indicated. Values not provided will be entered as "0" (zero). Missing dates will be entered as "TO COME". Please be sure to verify all information in the EDGARized exhibit.

To include a footnote, place a number in parentheses next to the value and provide the text of each corresponding footnote at the end of the worksheet form.

Do you wish to include a LEGEND?        This schedule contains summary financial
                     Yes     X No       information extracted from *___________
                  ---       ---         and is qualified in its entirety by
                                        reference to such financial statements.
                                        *Identify the financial statement(s)
                                        to be referenced in the legend:
RESTATED

Are your financials being "restated"        (NO VALUE REQUIRED)
from a previously filed period?
                     Yes     X No
                  ---       ---

CIK                                      Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT CIK:

NAME                                     Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT NAME:

MULTIPLIER                                    X  1,000         1,000,000,000
Do the financials require a multiplier       ---            ---
other than 1 (one)?                             1,000,000      1,000,000,000,000
                   X Yes       No            ---            ---
                  ---      ---

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS          - MOS
                                        -- ----        -- ----
                                           X YEAR         X YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1998             DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1998             JAN-01-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1998             DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)?(Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                                PERIOD TYPE: Year             PERIOD TYPE: Year
CASH                                                                  0                         7,821
SECURITIES                                                        7,524                        25,001
RECEIVABLES                                                       9,564                         9,662
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   10,181                        17,483
PP&E                                                            299,034                       225,157
DEPRECIATION                                                    118,845                        71,278
TOTAL ASSETS                                                    202,266                       217,712
CURRENT LIABILITIES                                              11,767                        16,800
BONDS                                                            40,566                       151,550
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      202,266                       217,712
SALES                                                            53,153                        55,666
TOTAL REVENUES                                                   53,738                        57,442
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   31,894                        31,671
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                  4,333                        13,575
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                         2,375
CHANGES                                                             923                             0
NET INCOME                                                       16,588                         9,821
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                           EXHIBIT 27.3

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO ENERGY DEVELOPERS
                                            -----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

Unless otherwise noted, all tags are required. A response is required for each item within the schedule. Use the value "0" (zero) if information is immaterial, inapplicable or unknown. Decimals may not be used to state financial data except as indicated. Values not provided will be entered as "0" (zero). Missing dates will be entered as "TO COME". Please be sure to verify all information in the EDGARized exhibit.

To include a footnote, place a number in parentheses next to the value and provide the text of each corresponding footnote at the end of the worksheet form.

Do you wish to include a LEGEND?        This schedule contains summary financial
                     Yes     X No       information extracted from *___________
                  ---       ---         and is qualified in its entirety by
                                        reference to such financial statements.
                                        *Identify the financial statement(s)
                                        to be referenced in the legend:
RESTATED

Are your financials being "restated"        (NO VALUE REQUIRED)
from a previously filed period?
                     Yes     X No
                  ---       ---

CIK                                      Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT CIK:

NAME                                     Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT NAME:

MULTIPLIER                                    X  1,000         1,000,000,000
Do the financials require a multiplier       ---            ---
other than 1 (one)?                             1,000,000      1,000,000,000,000
                   X Yes       No            ---            ---
                  ---      ---

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS          - MOS
                                        -- ----        -- ----
                                           X YEAR         X YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1998             DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1998             JAN-01-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1998             DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)?(Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                               PERIOD TYPE: Year             PERIOD TYPE Year

CASH                                                                  0                         6,423
SECURITIES                                                          290                         9,806
RECEIVABLES                                                      20,129                         6,856
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   20,985                        13,379
PP&E                                                            313,111                       237,183
DEPRECIATION                                                    110,841                        71,533
TOTAL ASSETS                                                    228,231                       216,391
CURRENT LIABILITIES                                              27,232                        29,141
BONDS                                                            37,958                       107,900
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      228,231                       216,391
SALES                                                           107,199                        49,877
TOTAL REVENUES                                                  108,380                        50,943
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   44,687                        38,534
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                  6,267                        10,235
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                         1,822
CHANGES                                                             953                             0
NET INCOME                                                       56,473                           352
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.4

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO POWER DEVELOPERS
                                            -----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

Unless otherwise noted, all tags are required. A response is required for each item within the schedule. Use the value "0" (zero) if information is immaterial, inapplicable or unknown. Decimals may not be used to state financial data except as indicated. Values not provided will be entered as "0" (zero). Missing dates will be entered as "TO COME". Please be sure to verify all information in the EDGARized exhibit.

To include a footnote, place a number in parentheses next to the value and provide the text of each corresponding footnote at the end of the worksheet form.

Do you wish to include a LEGEND?        This schedule contains summary financial
                     Yes     X No       information extracted from *___________
                  ---       ---         and is qualified in its entirety by
                                        reference to such financial statements.
                                        *Identify the financial statement(s)
                                        to be referenced in the legend:
RESTATED

Are your financials being "restated"        (NO VALUE REQUIRED)
from a previously filed period?
                     Yes     X No
                  ---       ---

CIK                                      Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT CIK:

NAME                                     Use this section only for coregistrant
Does this data apply to a coregistrant   filings.
                     Yes       No
                  ---       ---          COREGISTRANT NAME:

MULTIPLIER                                    X  1,000         1,000,000,000
Do the financials require a multiplier       ---            ---
other than 1 (one)?                             1,000,000      1,000,000,000,000
                   X Yes       No            ---            ---
                  ---      ---

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS          - MOS
                                        -- ----        -- ----
                                           X YEAR         X YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1998             DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1998             JAN-01-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1998             DEC-31-1999
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)?(Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                               PERIOD TYPE: Year             PERIOD TYPE: Year

CASH                                                                818                         6,020
SECURITIES                                                            0                        54,338
RECEIVABLES                                                      24,406                        27,598
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   25,940                        33,618
PP&E                                                            288,048                       208,048
DEPRECIATION                                                     99,208                        60,526
TOTAL ASSETS                                                    220,867                       273,269
CURRENT LIABILITIES                                               5,883                        15,388
BONDS                                                            61,323                       153,550
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      220,867                       273,269
SALES                                                           119,564                       113,746
TOTAL REVENUES                                                  121,363                       115,920
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   41,120                        43,577
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                  8,122                        13,991
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                         2,147
CHANGES                                                           1,664                             0
NET INCOME                                                       70,457                        56,205
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COSO POWER DEVELOPERS,
a California general partnership


By:   New CTC Company, LLC,
         its Managing General Partner

  By:   /s/   CHRISTOPHER T. MCCALLION
        ------------------------------
              Christopher T. McCallion
              Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                Title                                    Date
              -----------                              -------                                  ------


/s/   JAMES D. BISHOP, SR.                   Chief Executive Officer of                      March 30, 2000
-----------------------------------------     New CTC Company, LLC,
       James D. Bishop, Sr.                   as Managing General
                                              Partner of Registrant (Principal
                                              Executive Officer); Director
                                              of Caithness Acquisition
                                              Company, LLC, as Manager of
                                              New CTC Company, LLC, as
                                              Managing General Partner
                                              of Registrant


/s/   CHRISTOPHER T. MCCALLION               Executive Vice President and                    March 30, 2000
-----------------------------------------     Chief Financial Officer of New
       Christopher T. McCallion               CTC Company, LLC, as
                                              Managing General Partner of
                                              Registrant (Principal Financial
                                              Officer and Principal
                                              Accounting Officer); Director of
                                              Caithness Acquisition
                                              Company, LLC, as Manager of
                                              New CTC Company, LLC, as
                                              Managing General Partner
                                              of Registrant


/s/    LESLIE J. GELBER                      President and Chief Operating                   March 30, 2000
-----------------------------------------     Officer of New CTC Company,
        Leslie J. Gelber                      LLC, as Managing General
                                              Partner of Registrant; Director
                                              of Caithness Acquisition
                                              Company, LLC, as Manager
                                              of New CTC Company, LLC,
                                              as Managing General Partner
                                              of Registrant


/s/     JAMES D. BISHOP, JR.                 Director of Caithness Acquisition               March 30, 2000
-----------------------------------------     Company, LLC, as Manager of
         James D. Bishop, Jr.                 New CTC Company, LLC, as
                                              Managing General Partner of
                                              Registrant


/s/     LARRY K. CARPENTER                   Director of Caithness Acquisition               March 30, 2000
-----------------------------------------     Company, LLC, as Manager of
         Larry K. Carpenter                   New CTC Company, LLC, as
                                              Managing General Partner of
                                              Registrant


/s/     JAMES C. SULLIVAN                    Director of Caithness Acquisition               March 30, 2000
-----------------------------------------     Company, LLC, as Manager of
         James C. Sullivan                    New CTC Company, LLC, as
                                              Managing General Partner of
                                              Registrant


/s/     MARK A. FERRUCCI                     Independent Manager of New                      March 30, 2000
-----------------------------------------     CTC Company, LLC, as
         Mark A. Ferrucci                     Managing General Partner
                                              of Registrant