Form 10-Q
period 2001-11-07
COSO POWER DEVELOPERS; CAITHNESS COSO FUNDING CORP; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS
filed 2001-11-07
CIK 1088873, 1088866, 1088870, 1088869

+                 FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

(MarkOne)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended    September 30, 2001
                                                   ------------------

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
      Act of 1934 For the transition period from _______________to______________

  Commission File Number:            333-83815
                                     ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             94-3328762
                  --------                             ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

    Coso Finance Partners             California            68-0133679
    Coso Energy Developers            California            94-3071296
    Coso Power Developers             California            94-3102796
    ---------------------           ----------------       ------------
  (Exact names of Registrants       (State or other       (I.R.S. Employer
 as specified in their charters)    jurisdiction of      Identification No.)
                                    incorporation or
                                      organization)

 1114 Avenue of the Americas, 41st Floor, New York, New York      10036-7790
 -----------------------------------------------------------      ----------
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

       300 shares in Caithness Coso Funding Corp. as of November 7, 2001
       ------------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001


PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements

   Caithness Coso Funding Corp.
   Unaudited condensed balance sheets at September 30, 2001 and
     December 31, 2000                                                        4
   Unaudited condensed statements of operations for the three-months ended September 30, 2001, the three-months ended September 30, 2000, the nine-months ended September 30, 2001, and the nine-months ended
     September 30, 2000                                                       5
   Unaudited condensed statements of cash flows for the nine-months
     ended September 30, 2001 and the nine-months ended September 30, 2000    6
   Notes to the unaudited condensed financial statements                      7

   Coso Finance Partners
   Unaudited condensed balance sheets at September 30, 2001 and
     December 31, 2000                                                        8
   Unaudited condensed statements of operations for the three-months ended September 30, 2001, the three-months ended September 30, 2000, the nine-months ended September 30, 2001, and the nine-months ended
     September 30, 2000                                                       9
   Unaudited condensed statements of cash flows for the nine-months
     ended September 30, 2001 and the nine-months ended September 30, 2000   10
   Notes to the unaudited condensed financial statements                     11

   Coso Energy Developers
   Unaudited condensed balance sheets at September 30, 2001 and
     December 31, 2000                                                       12
   Unaudited condensed statements of operations for the three-months ended September 30, 2001, the three-months ended September 30, 2000, the nine-months ended September 30, 2001, and the nine-months ended
     September 30, 2000                                                      13
   Unaudited condensed statements of cash flows for the nine-months
     ended September 30, 2001 and the nine-months ended September 30, 2000   14
   Notes to the unaudited condensed financial statements                     15

   Coso Power Developers
   Unaudited condensed balance sheets at September 30, 2001 and
     December 31, 2000                                                       16
   Unaudited condensed statements of operations for the three-months months ended September 30, 2001, the three-months ended September 30, 2000, the nine-months ended September 30, 2001, and the nine-months
     ended September 30, 2000                                                17
   Unaudited condensed statements of cash flows for the nine-months
     ended September 30, 2001 and the nine-months ended September 30, 2000   18
    Notes to the unaudited condensed financial statements                    19

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              20

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   30
ITEM 2.  Change in Securities and Use of Proceeds                            30
ITEM 3.  Defaults upon Senior Securities                                     30
ITEM 4.  Submission of Matters to a Vote of Security Holders                 30
ITEM 5.  Other Information                                                   31
   Supplemental condensed combined financial information for the
   Coso Partnerships
   Unaudited condensed combined balance sheets at September 30, 2001
     and December 31, 2000                                                   32
   Unaudited condensed combined statements of operations for the three-
     months ended September 30, 2001, the three-months ended September
     30, 2000, the nine-months ended September 30, 2001, and the nine-
     months ended September 30, 2000                                         33
   Unaudited condensed combined statements of cash flows for the nine-
     months ended September 30, 2001 and the nine-months ended
     September 30, 2000                                                      34
   Notes to the unaudited condensed combined financial statements            35

ITEM 6.  Exhibits and Reports on Form 8-K                                    36

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                           September 30,       December 31,
                                                               2001                2000
                                                                                  (Note)

Assets:
   Accrued interest receivable.......................       $   8,359          $   1,286
   Project loan to Coso Finance Partners.............         129,893            134,984
   Project loan to Coso Energy Developers............          99,040            100,907
   Project loan to Coso Power Developers.............          89,925             94,176
                                                               ------             ------

                                                            $ 327,217          $ 331,353
                                                              =======            =======


Liabilities and Stockholders' Equity:
   Senior secured notes:
      Accrued interest payable.......................       $   8,359          $   1,286
      6.80% notes due 2001...........................          15,858             27,067
      9.05% notes due 2009...........................         303,000            303,000
                                                              -------            -------
                                                              327,217            331,353
Stockholders' equity.................................             ---                ---
                                                              -------            -------

                                                            $ 327,217          $ 331,353
                                                              =======            =======

Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                Three-Months       Three-Months      Nine-Months         Nine-Months
                                    Ended              Ended            Ended               Ended
                                September 30,      September 30,     September 30,       September 30,
                                    2001               2000             2001                2000

Interest income..........        $  7,105           $  7,671          $  21,703           $  24,600
Interest expense.........          (7,105)            (7,671)           (21,703)            (24,600)
                                    ------             -----             ------              ------

      Net income.........        $    ---           $    ---          $     ---           $     ---
                                    =====              =====             ======              ======





     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                 Nine-Months       Nine-Months
                                                   Ended             Ended
                                                September 30,     September 30,
                                                    2001              2000


Cash flows from investing activities.......      $   4,136         $  57,298
Cash flows from financing activities.......         (4,136)          (57,298)
                                                     -----            ------
Net change in cash and cash equivalents....      $     ---         $     ---
                                                     =====            ======

 Supplemental cash flow disclosure:
      Cash paid for interest...............      $  14,631         $  15,660
                                                    ======            ======





     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)      Organization and Operations

Caithness Coso Funding Corp. (Funding Corp.), which was incorporated on April 22, 1999, is a single-purpose Delaware corporation formed to issue senior secured notes (Notes) for its own account and as an agent acting on behalf of Coso Finance Partners (CFP), Coso Energy Developers (CED), and Coso Power Developers (CPD), collectively, the "Partnerships." The Partnerships are California general partnerships.

On May 28, 1999, Funding Corp. sold $413,000 of senior secured notes. Pursuant to separate credit agreements between Funding Corp. and each partnership, the net proceeds from the offering of $110,000 of 6.80% senior secured notes due 2001 and $303,000 of 9.05% senior secured notes due 2009 were loaned to the Partnerships, and the Partnerships have jointly and severally guaranteed repayment on a senior basis. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans.

Funding Corp. has no material assets other than the loans, and the accrued interest thereon, that have been made to the Partnerships. Also, Funding Corp. does not conduct any business, other than issuing the senior secured notes and making the loans to the Partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Funding Corp. has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

                              COSO FINANCE PARTNERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                    September 30,        December 31,
                                                                                        2001                 2000
                                                                                                            (Note)

Assets:
   Cash and cash equivalents..................................................       $  13,719           $   3,506
   Restricted cash and investments............................................          24,414              22,996
   Accounts receivable, net...................................................           5,178                 521
   Prepaid expenses & other assets............................................             942                 809
   Amounts due from related parties...........................................           7,115               1,960
   Property, plant & equipment, net...........................................         142,697             149,076
   Power purchase agreement, net..............................................          11,380              12,240
   Investment in China Lake Plant Services, Inc...............................           4,046               4,072
   Deferred financing costs, net..............................................           2,840               3,229
                                                                                       -------             -------

                                                                                     $ 212,331           $ 198,409
                                                                                       =======             =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................       $  24,100           $  15,857
   Amounts due to related parties.............................................           4,217                 697
   Project loans..............................................................         129,893             134,984
                                                                                       -------             -------
                                                                                       158,210             151,538
   Partners' capital..........................................................          54,121              46,871
                                                                                       -------             -------

                                                                                     $ 212,331           $ 198,409
                                                                                       =======             =======






Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                        Three-Months       Three-Months      Nine-Months      Nine-Months
                                                           Ended              Ended             Ended            Ended
                                                        September 30,      September 30,     September 30,    September 30,
                                                            2001               2000              2001             2000

Revenue:
   Energy revenues..............................         $  7,666           $ 14,322          $ 54,303         $ 31,505
   Capacity revenues............................            8,190              8,190            13,011           13,011
   Interest and other income....................              977                417             2,155            1,199
                                                           ------             ------            ------           ------
          Total revenue.........................           16,833             22,929            69,469           45,715

Operating expenses:
   Plant operating expenses.....................            2,055              2,167             6,629            6,513
   Royalty expense..............................            7,005              4,484            13,759            7,689
   Provision for doubtful accounts..............              ---                ---            21,613              ---
   Depreciation and amortization................            2,647              2,497             7,687            7,085
                                                           ------             ------            ------           ------
          Total operating expenses..............           11,707              9,148            49,688           21,287

          Operating income......................            5,126             13,781            19,781           24,428

Other expenses:
    Interest expense............................            2,896              3,094             8,851            9,387
    Amortization on deferred financing..........              130                131               390              390
                                                           ------             ------            ------           ------
          Total other expenses..................            3,026              3,225             9,241            9,777

          Net income............................         $  2,100           $ 10,556          $ 10,540         $ 14,651
                                                           ======             ======            ======           ======








     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                  Nine-Months        Nine-Months
                                                                     Ended              Ended
                                                                  September 30,      September 30,
                                                                      2001               2000

Net cash provided by operating activities....................      $ 20,461           $ 14,752
Net cash provided by (used in) investing activities..........        (1,867)               614
Net cash provided by (used in) financing activities..........        (8,381)           (10,048)
                                                                     ------             ------
Net change in cash and cash equivalents......................      $ 10,213           $  5,318
                                                                     ======             ======

Supplemental cash flow disclosure:
    Cash paid for interest...................................      $  5,968           $  6,342
                                                                     ======             ======






     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)      Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison under a 24-year power purchase contract expiring in 2011.

(2)      Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CFP has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

                                               COSO ENERGY DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                September 30,      December 31,
                                                                                    2001               2000
                                                                                                      (Note)

Assets:
   Cash and cash equivalents..............................................       $  18,216         $   5,862
   Restricted cash and investments........................................           8,160            14,502
   Accounts receivable, net...............................................           4,239                40
   Prepaid expenses and other assets......................................           1,226             1,013
   Amounts due from related parties.......................................           1,200               365
   Property, plant and equipment, net.....................................         152,055           153,618
   Power purchase agreement, net..........................................          18,705            19,510
   Investment in Coso Transmission Line Partners..........................           2,874             2,871
   Investment in China Lake Plant Services, Inc...........................             871             1,051
   Deferred financing costs, net..........................................           2,242             2,480
                                                                                   -------           -------

                                                                                 $ 209,788         $ 201,312
                                                                                   =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................       $   8,871         $   6,839
   Amounts due to related parties.........................................          28,021            24,321
   Project loans..........................................................          99,040           100,907
                                                                                   -------           -------
                                                                                   135,932           132,067
Partners' capital.........................................................          73,856            69,245
                                                                                   -------           -------

                                                                                 $ 209,788         $ 201,312
                                                                                   =======           =======





Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.







     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                  Three-Months      Three-Months       Nine-Months        Nine-Months
                                                      Ended             Ended             Ended              Ended
                                                  September 30,     September 30,      September 30,      September 30,
                                                       2001              2000              2001               2000

Revenue:
   Energy revenues...........................      $  6,039          $ 11,828           $ 46,294           $ 25,559
   Capacity revenues.........................         8,016             8,017             12,728             12,728
   Interest and other income.................         1,040               466              2,877              6,147
                                                     ------            ------             ------             ------
          Total revenue......................        15,095            20,311             61,899             44,434

Operating expenses:
   Plant operating expenses..................         2,384             2,605              7,592              8,022
   Royalty expense...........................           967             1,813              4,993              2,391
   Provisions for doubtful accounts..........           ---               ---             21,830                ---
   Depreciation and amortization.............         4,009             4,013             11,884             11,427
                                                     ------            ------             ------             ------
          Total operating expenses...........         7,360             8,431             46,299             21,840

          Operating income...................         7,735            11,880             15,600             22,594

Other expenses:
    Interest expense.........................         2,225             2,287              6,733              6,870
    Amortization of deferred financing.......            79                79                238                238
                                                     ------            ------             ------             ------
          Total other expenses...............         2,304             2,366              6,971              7,108


          Net income........................       $  5,431          $  9,514           $  8,629           $ 15,486
                                                     ======            ======             ======             ======







     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                  Nine-Months        Nine-Months
                                                                     Ended              Ended
                                                                  September 30,      September 30,
                                                                      2001               2000

Net cash provided by operating activities....................      $ 21,413           $ 19,739
Net cash provided by (used in) investing activities..........        (3,174)             1,895
Net cash provided by (used in) financing activities..........        (5,885)            (5,182)
                                                                     ------             ------
Net change in cash and cash equivalents......................      $ 12,354           $ 16,452
                                                                     ======             ======

Supplemental cash flow disclosure:
     Cash paid for interest..................................      $  4,514           $  4,612
                                                                     ======             ======






     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)      Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison under a 30-year power purchase contract expiring in 2019.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CED has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

                              COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                September 30,      December 31,
                                                                                    2001               2000
                                                                                                      (Note)

Assets:
   Cash and cash equivalents..............................................       $  11,346         $   7,741
   Restricted cash and investments........................................          10,728            10,214
   Accounts receivable, net...............................................           1,982                29
   Prepaid expenses and other assets......................................             948               849
   Amounts due from related parties.......................................           5,633             5,953
   Property, plant and equipment, net.....................................         127,898           136,947
   Power purchase agreement, net..........................................          23,519            25,614
   Investment in Coso Transmission Line Partners..........................           3,531             3,528
   Investment in China Lake Plant Services, Inc...........................           1,954             1,963
   Deferred financing costs, net..........................................           2,278             2,855
                                                                                   -------           -------

                                                                                 $ 189,817         $ 195,693
                                                                                   =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................       $  16,211         $  12,278
   Amounts due to related parties.........................................           8,488             1,816
   Project loans..........................................................          89,925            94,176
                                                                                   -------           -------
                                                                                   114,624           108,270
   Partners' capital......................................................          75,193            87,423
                                                                                   -------           -------

                                                                                 $ 189,817         $ 195,693
                                                                                   =======           =======




Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.






     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                  Three-Months      Three-Months       Nine-Months        Nine-Months
                                                      Ended             Ended             Ended              Ended
                                                  September 30,     September 30,      September 30,      September 30,
                                                      2001              2000              2001               2000

Revenue:
   Energy revenues........................         $  5,006          $ 11,600           $ 39,684           $ 27,589
   Capacity revenues......................            8,047             8,047             12,785             12,785
   Interest and other income..............              881               560              2,135              1,962
                                                      -----            ------             ------             ------
          Total revenue...................           13,934            20,207             54,604             42,336

Operating expenses:
   Plant operating expenses...............            2,360             2,230              7,210              6,876
   Royalty expense........................            2,316             3,267              8,209              7,028
   Provision for doubtful accounts........              ---               ---             22,733                ---
   Depreciation and amortization..........            3,870             3,883             11,454             11,289
                                                      -----            ------             ------             ------
          Total operating expenses........            8,546             9,380             49,606             25,193

          Operating income................            5,388            10,827              4,998             17,143

Other expenses:
   Interest expense.......................            2,003             2,286              6,140              6,947
   Amortization on deferred financing.....              192               192                577                577
                                                      -----            ------             ------            -------
          Total other expenses............            2,195             2,478              6,717              7,524

          Net income (loss)...............         $  3,193          $  8,349           $ (1,719)          $  9,619
                                                      =====            ======             ======             ======







     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  Nine-Months         Nine-Months
                                                                     Ended               Ended
                                                                  September 30,       September 30,
                                                                      2001                2000

Net cash provided by operating activities....................      $  19,184           $  26,052
Net cash provided by (used in) investing activities..........           (817)             37,714
Net cash provided by (used in) financing activities..........        (14,762)            (49,616)
                                                                      ------              ------
Net change in cash and cash equivalents......................      $   3,605           $  14,150
                                                                      ======              ======

Supplemental cash flow disclosure:
     Cash paid for interest..................................      $   4,149           $   4,706
                                                                      ======              ======










     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)      Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison under a 20-year power purchase contract expiring in 2010.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CPD has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnership"), respectively, (the "Coso Partnerships") or collectively ("Coso") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are:
(i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) that the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing, (vi) general operating risks, (vii) the dependence on third parties, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results and (xii) seasonality.


General

     The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

     Each Coso Partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 6.8% Senior Secured Notes and the 9.05% Senior Secured Notes issued by Funding Corp.

     Each Coso Partnership is entitled to the following payments under its power purchase agreement:

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

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until a Coso Partnership's power purchase agreement expires, Edison makes energy payments to the Coso Partnership based on Edison's "avoided cost of energy". Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso Partnerships. The power purchase agreement for the Navy I Partnership will expire in August 2011, the power purchase agreement for the BLM Partnership will expire in March 2019, and the power purchase agreement for the Navy II Partnership will expire in January 2010. The fixed energy price period expired in August 1997 for the Navy I Partnership, in March 1999 for the BLM Partnership and in January 2000 for the Navy II Partnership.

     For the three months ended September 30, 2001, Edison's average avoided cost of energy paid to the Coso Partnerships was 3.6 cents per kWh, as compared to 6.2 cents per kWh for the three months ended September 30, 2000. On June 19, 2001, Edison entered into an agreement with the Coso Partnerships that would establish an average short run avoided cost of 5.37 cents/kWh for energy sales to Edison for five years. The agreement requires the approval by the California legislature, which is now not expected to be received. Subsequent to that agreement with the Coso Partnerships, Edison entered into a settlement agreement with the CPUC on October 2, 2001 whereby Edison will recover in retail electric rates their historical shortfall in electricity purchase costs with interest by December 31, 2005. That settlement which was approved in federal court on October 5, 2001, was stayed, by an appeals court on October 30, 2001 so that certain intervenors can provide opposition briefs to the court. The Coso Partnerships and Edison are now in discussion regarding the implementation of average short run avoided cost of 5.37 cents/kWh for the five year period in light of the developments that occurred after the June 19, 2001 agreement was reached. There can be no assurances as to the ultimate outcome of these discussions.

     The Coso Partnerships implemented a steam-sharing program, which they established under the Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso projects. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The Reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the CPUC. Negotiations with the U.S. Navy are continuing to re-adjust the formula to reflect recent activity in the local energy market. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the value of steam produced. The Navy II Partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, which are not material at various rates.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     On May 28, 1999, Funding Corp. issued $110 million of 6.80% senior secured notes due in 2001 and $303 million of 9.05% senior secured notes due in 2009. The proceeds from the notes were loaned to the Coso Partnerships and are payable to Funding Corp from payments of principal and interest on the notes. Funding Corp. does not conduct any other operations apart from issuing the notes.

     Under a depositary agreement with the trustee for the notes, the Coso Partnerships established accounts with a depositary and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depositary are, at the direction of the Coso Partnerships, invested by the depositary in permitted investments. All revenues or other proceeds actually received by the Coso Partnerships are deposited in a revenue account and withdrawn upon receipt by the depositary of a certificate from the relevant Coso Partnerships detailing the amounts to be paid from funds in its respective revenue account.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it pays in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso Partnerships, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continues to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to the June 19, 2001 agreement between Edison and the Coso Partnerships described above. Subsequent to that agreement with the Coso Partnerships, Edison entered into the settlement agreement discussed above. The Coso Partnerships and Edison are now in discussions regarding the timing and amounts of payments to be made to the Coso Partnerships in light of the developments that occurred after June 19, 2001 agreement was reached. There can be no assurances as to the ultimate outcome of these discussions.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                      Three-Months                        Nine-Months
                                                         Ended                               Ended
                                                      September 30                        September 30

                                                 2001             2000              2001               2000
                                                 ----             ----              ----               ----

   Navy I Partnership (stand alone)
     Operating capacity factor                  110.1%           113.0%            107.9%             111.9%
     Capacity (MW) (average)                     88.10            90.39             86.29              89.49
     kWh produced (000s)                        194,525          199,573           565,345            588,479

   BLM Partnership (stand alone)
     Operating capacity factor                   99.3%           111.7%            103.2%             108.8%
     Capacity (MW) (average)                     79.45            89.39             82.55              87.02
     kWh produced (000s)                        175,417          197,369           540,837            572,251

   Navy II Partnership (stand alone)
     Operating capacity factor                  102.0%           112.3%            103.5%             110.8%
     Capacity (MW) (average)                     81.64            89.86             82.83              88.66
     kWh produced (000s)                        180,257          198,402           542,677            583,061



     The BLM  Partnership's  energy  production  was 175.4 million kWh and 540.8 million kWh for the three and nine-months ended September 30, 2001, respectively, as compared to 197.4 million kWh and 572.3 million kWh for the same periods in 2000, decreases of 11.1% and 5.5%, respectively. The Navy II Partnership's energy production was 180.3 million kWh and 542.7 million kWh for the three and nine-months ended September 30, 2001, respectively, as compared to
198.4 million kWh and 583.1 million kWh for the same periods in 2000, decreases of 9.1% and 6.9%, respectively. The decreases in energy production were primarily due to the deferment of certain capital and maintenance projects by the Coso Partnerships, due to non-payment by Edison during the period November 1, 2000 through March 26, 2001. These projects have been resumed as Edison has resumed payment for production starting in late March 2001.


Results of Operations for the three and nine-months ended September 30, 2001 and 2000

     The following discusses the results of operations of the Coso Partnerships for the three and nine-months ending September 30, 2001 and 2000 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                  Three-Months           Three-Months           Nine-Months            Nine-Months
                                      Ended                  Ended                 Ended                  Ended
                                  September 30,          September 30,          September 30,          September 30,
                                      2001                   2000                   2001                   2000

                                  $     Cents/kWh        $     Cents/kWh        $     Cents/kWh        $      Cents/kWh
                                  -     ---------        -     ---------        -     ---------        -      ---------

Total Operating Revenues
  Navy I Partnership            15,856      8.2        22,512     11.3        67,314     11.9        44,516      7.6
  BLM Partnership               14,055      8.0        19,845     10.1        59,022     10.9        38,287      6.7
  Navy II Partnership           13,053      7.2        19,647      9.9        52,469      9.7        40,374      6.9

Capacity & Capacity Bonus
Revenues
  Navy I Partnership             8,190      4.2         8,190      4.1        13,011      2.3        13,011      2.2
  BLM Partnership                8,016      4.6         8,017      4.1        12,728      2.4        12,728      2.2
  Navy II Partnership            8,047      4.5         8,047      4.1        12,785      2.4        12,785      2.2

Energy Revenues
  Navy I Partnership             7,666      3.9        14,322      7.2        54,303      9.6        31,505      5.4
  BLM Partnership                6,039      3.4        11,828      6.0        46,294      8.6        25,559      4.5
  Navy II Partnership            5,006      2.8        11,600      5.8        39,684      7.3        27,589      4.7


     Total operating revenues for the Navy I Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $15.9 million and $67.3 million for the three and nine-months ended September 30, 2001, respectively, as compared to $22.5 million and $44.5 million for the same periods in 2000, a decrease of 29.3% and an increase of 51.2%, respectively. The Navy I Partnership's energy revenues were $7.7 million and $54.3 million for the three and nine-months ended September 30, 2001, respectively, as compared to $14.3 million and $31.5 million for the same periods in 2000, a decrease of 46.2% and an increase of 72.4%, respectively.

     Total operating revenues for the BLM Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $14.1 million and $59.0 million for the three and nine-months ended September 30, 2001, respectively, as compared to $19.8 million and $38.3 million for the same periods in 2000, a decrease of 28.8% and an increase of 54.0%, respectively. The BLM Partnership's energy revenues were $6.0 million and $46.3 million for the three and nine-months ended September 30, 2001, respectively, as compared to $11.8 million and $25.6 million for the same periods in 2000, a decrease of 49.2% and an increase of 80.9%, respectively.

     Total operating revenues for the Navy II Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $13.1 million and $52.5 million for the three and nine-months ended September 30, 2001, respectively, as compared to $19.6 million and $40.4 million for the same periods in 2000, a decrease of 33.2% and an increase of 30.0%, respectively. The Navy II Partnership's energy revenues were $5.0 million and $39.7 million for the three and nine-months ended September 30, 2001, respectively, as compared to $11.6 million and $27.6 million for the same periods in 2000, a decrease of 56.9% and an increase of 43.8%, respectively.

     Each Coso Partnership's decrease in operating and energy revenues for the three-month period ended September 30, 2001, as compared to the same period in 2000, were due to decreases in the average avoided cost of energy paid to the respective partnership, as well as previously discussed decreases in generation. The average avoided cost of energy decreased from 6.2 cents per kWh for the three-month period ended September 30, 2000, to 3.6 cents per kWh for the same period in 2001. Each Coso Partnership's increase in operating and energy revenues for the nine-month period ended September 30, 2001, as compared to the same period in 2000, were due to increases in the average avoided cost of energy paid to the respective partnerships, offset, somewhat by previously discussed decreases in generation. The average avoided cost of energy increased from 4.6 cents per kWh for the nine-month period ended September 30, 2000, to 8.9 cents per kWh for the same period in 2001. Estimates of Edison's future avoided cost of energy, which fluctuate with the prices of natural gas, may vary significantly, and no one can predict the likely level of future avoided cost of energy prices.

Interest and Other Income

                                    Three-Months          Three-Months          Nine-Months           Nine-Months
                                       Ended                 Ended                Ended                 Ended
                                 September 30, 2001    September 30, 2000   September 30, 2001     September 30, 2000

                                   $     Cents/kWh        $    Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                   -     ---------        -    ---------       -     ---------       -     ---------
  Navy I Partnership               977      0.5          417      0.2        2,155      0.4        1,199      0.2
  BLM Partnership                1,040      0.6          466      0.2        2,877      0.5        6,147      1.1
  Navy II Partnership              881      0.5          560      0.3        2,135      0.4        1,962      0.3




     The Navy I Partnership's interest and other income was $1.0 million and $2.2 million for the three and nine-months ended September 30, 2001, respectively, as compared to $0.4 million and $1.2 million for the same periods in 2000, increases of $0.6 million and 83.3%, respectively. The increases for the three and nine-months ended September 30, 2001, as compared to the same periods in 2000, were primarily due to interest on amounts in arrears owed by Edison in 2001.

     The BLM Partnership's interest and other income was $1.0 million and $2.9 million for the three and nine-months ended September 30, 2001, respectively, as compared to $0.5 million and $6.1 million for the same periods in 2000, an increase of 100% and a decrease of 52.5%, respectively. The increase for the three-month period ended September 30, 2001, as compared to the same period in 2000, was primarily due to interest on amounts in arrears owed by Edison in 2001. The decrease for the nine-months ended September 30, 2001, as compared to the same period in 2000, was primarily due to a legal settlement of $5 million with Dow Chemical Company paid to the BLM Partnership in January of 2000, partially offset by an increase in interest income on amounts in arrears owed by Edison in 2001.

     The Navy II Partnership's interest and other income was $0.9 million and $2.1 million for the three and nine-months ended September 30, 2001, respectively, as compared to $0.6 million and $2.0 million for the same periods in 2000, increases of 50.0% and 5.0%, respectively. The increases for the three and nine-months ended September 30, 2001, as compared to the same periods in 2000, were primarily due to interest on amounts in arrears owed by Edison in 2001.

Plant Operations

                                    Three-Months          Three-Months          Nine-Months           Nine-Months
                                       Ended                 Ended                 Ended                 Ended
                                 September 30, 2001    September 30, 2000   September 30, 2001     September 30, 2000

                                    $    Cents/kWh        $    Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                    -    ---------        -    ---------       -     ---------       -     ---------
  Navy I Partnership              2,055     1.1         2,167     1.1        6,629      1.2        6,513      1.1
  BLM Partnership                 2,384     1.4         2,605     1.3        7,592      1.4        8,022      1.4
  Navy II Partnership             2,360     1.3         2,230     1.1        7,210      1.3        6,876      1.2


     The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $2.4 million and $7.6 million for the three and nine-months ended September 30, 2001, respectively, as compared to $2.6 million and $8.0 million for the same periods in 2000, decreases of 7.7% and 5.0% respectively. The decreases for the three and nine-months ended September 30, 2001, as compared to the same periods in 2000, were primarily due to an offset of current property taxes from a partial refund of an appealed amount and lower well maintenance and workover costs during those periods in 2001.

     The Navy II Partnership's operating expenses, including operating and general and administrative expenses, was $2.4 million for the three-months ended September 30, 2001, as compared to $2.2 million for the same period in 2000, an increases of 9.1%. The increase for the three-months ended September 30, 2001, as compared to the same periods in 2000, was primarily due to increased well maintenance and workover costs, partially reduced by an offset of current property taxes from a partial refund of an appealed amount.


Royalty Expense

                                    Three-Months          Three-Months          Nine-Months           Nine-Months
                                        Ended                 Ended                Ended                 Ended
                                 September 30, 2001    September 30, 2000   September 30, 2001     September 30, 2000

                                    $    Cents/kWh        $    Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                    -    ---------        -    ---------       -     ---------       -     ---------
  Navy I Partnership              7,005     3.6         4,484     2.2       13,759      2.4        7,689      1.3
  BLM Partnership                   967     0.6         1,813     0.9        4,993      0.9        2,391      0.4
  Navy II Partnership             2,316     1.3         3,267     1.6        8,209      1.5        7,028      1.2


     The Navy I Partnership's royalty expenses were $7.0 million and $13.8 million for the three and nine-months ended September 30, 2001, respectively, as compared to $4.5 million and $7.7 million for the same periods in 2000, increases of 55.6% and 79.2%, respectively. The increase for the three-month period ended September 30, 2001, as compared to the same period in 2000, was due to the increase in electricity price used to calculate the Navy I Partnership's Unit 1 royalty. The increase for the nine-month period ended September 30, 2001 as compared to the same period in 2000, was due to the increase in the average avoided cost of energy paid to the Navy I Partnership during that period in 2001.

     The BLM Partnership's royalty expenses were $1.0 million and $5.0 million for the three and nine-months ended September 30, 2001, respectively, as compared to $1.8 million and $2.4 million for the same periods in 2000, a decrease of $0.8 million and an increase of $2.6 million, respectively. The decrease for the three-month period ended September 30, 2001 as compared to the same period in 2000, was due to the decrease in the average avoided cost of energy paid to the BLM Partnership during that period in 2001. The increase for the nine-month period ended September 30, 2001 as compared to the same period in 2000, was due to the increase in the average avoided cost of energy paid to the BLM Partnership during that period in 2001.

     The Navy II Partnership's royalty expenses were $2.3 million and $8.2 million for the three and nine-months ended September 30, 2001, respectively, as compared to $3.3 million and $7.0 million for the same periods in 2000, a decrease of 30.3% and an increase of 17.1%, respectively. The decrease for the three-month period ended September 30, 2001 as compared to the same period in 2000, was due to the decrease in the average avoided cost of energy paid to the Navy II Partnership during that period in 2001. The increase for the nine-month period ended September 30, 2001 as compared to the same period in 2000, was due to the increase in the average avoided cost of energy paid to the Navy II partnership during that period in 2001.


Depreciation and Amortization

                                    Three-Months          Three-Months          Nine-Months           Nine-Months
                                       Ended                  Ended                Ended                 Ended
                                 September 30, 2001    September 30, 2000   September 30, 2001     September 30, 2000

                                    $    Cents/kWh        $    Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                    -    ---------        -    ---------       -     ---------       -     ---------
  Navy I Partnership              2,647     1.4         2,497     1.3        7,687      1.4        7,085      1.2
  BLM Partnership                 4,009     2.3         4,013     2.0       11,884      2.2       11,427      2.0
  Navy II Partnership             3,870     2.1         3,883     2.0       11,454      2.1       11,289      1.9


     The Navy I Partnership's depreciation and amortization expense was $7.7 million for the nine-months ended September 30, 2001, as compared to $7.1 million for the same period in 2000, an increase of 8.5%. The Navy I Partnership's increase in depreciation and amortization expense for the nine-months ended September 30, 2001, as compared to the same period in 2000, was primarily due to an increase in capitalized assets in 2001.


Interest Expense

                                    Three-Months          Three-Months          Nine-Months           Nine-Months
                                        Ended                 Ended                Ended                 Ended
                                 September 30, 2001    September 30, 2000   September 30, 2001     September 30, 2000

                                    $    Cents/kWh        $    Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                    -    ---------        -    ---------       -     ---------       -     ---------

  Navy I Partnership              2,896     1.5         3,094     1.6        8,851      1.6        9,387      1.6
  BLM Partnership                 2,225     1.3         2,287     1.2        6,733      1.2        6,870      1.2
  Navy II Partnership             2,003     1.1         2,286     1.2        6,140      1.1        6,947      1.2



     The Navy I Partnership's interest expense was $2.9 million and $8.9 million for the three and nine-months ended September 30, 2001, respectively, as compared to $3.1 million and $9.4 million for the same periods in 2000, decreases of 6.5% and 5.3%, respectively. The Navy II Partnership's interest expense was $2.0 million and $6.1 million for the three and nine-months ended September 30, 2001, respectively, as compared to $2.3 million and $6.9 million for the same periods in 2000, decreases of 13.0% and 11.6%, respectively. These decreases in interest expense for the three and nine-months ended September 30, 2001, as compared to the same periods in 2000 were due to reductions in the principal amount of the project loan from Funding Corp.

Provision for Doubtful Accounts

     Edison experienced significant cash flow problems earlier this year due in part to the difference between revenues received from its customers through frozen electric rates and the cost of producing service to its customers, including the cost to acquire electricity. This cash flow shortfall has adversely affected Edison's liquidity and in turn it did not pay the Coso Partnerships for energy delivered from November 2000 through March 26, 2001. The Navy I, BLM and Navy II Partnerships fully reserved their receivables of $15,234, $15,279 and $15,312, respectively, from Edison for energy delivered during this period. On June 19, 2001, Edison entered into an agreement with the Coso Partnerships that addressed energy pricing and payment issues. On June 21, 2001, the Navy I, BLM, and Navy II Partnerships received their first payments of $4,139, $4,118 and $4,227, respectively, for partial payment of amounts due from November 2000 through March 26, 2001. Any future payments are subject to further negotiations with Edison subsequent to its settlement with the CPUC on October 2, 2001. That settlement, which was approved in federal court on October 5, 2001, allows Edison to recover in retail electric rates its historical shortfall in electricity purchase costs with interest by December 31, 2005. Despite the partial payment of 10% of the uncollected amount on June 21, 2001, the Coso Partnerships are unable to determine the time frame during which any future payments may be received.


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

     The Coso Partnership's ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. Accordingly, that will eliminate some of the uncertainty of collection of current receivables owed to the Navy I, BLM and Navy II Partnerships of $15,234, $15,279 and $15,312, respectively, for revenues generated from November 2000 through March 26, 2001 and forward. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnership's ability to make debt service payments to Funding Corp. as they come due under the Funding Corp. notes. Current year cash flow from operations should be sufficient to fully retire the $110 million senior secured note due on December 15, 2001.

     On March 27, 2001 the CPUC ordered Edison to resume paying qualifying facilities such as the Coso Partnerships at rates stipulated by the CPUC. Since April, Edison has resumed full payments to the Coso Partnerships for current purchases of electricity generated. On June 21, 2001, Edison paid 10% of its unpaid liabilities to the Coso Partnerships, for power generated from November 2000 through March 26, 2001, amounting to $12,485 and continues to pay interest on the outstanding amount at 7% per annum.

     The following table sets forth a summary of each Coso Partnership's cash flows for the nine-months ended September 30, 2001 and September 30, 2000.


                                       28


                                                                    Nine-Months            Nine-Months
                                                                       Ended                  Ended
                                                                    September 30,          September 30,
                                                                        2001                   2000

Navy I Partnership (stand alone)
  Net cash provided by operating activities                          $  20,461             $   14,752
  Net cash provided by (used in) investing activities                   (1,867)                   614
  Net cash provided by (used in) financing activities                   (8,381)               (10,048)
                                                                        ------                 ------
      Net change in cash and cash equivalents                        $  10,213             $    5,318
                                                                        ======                 ======

BLM Partnership (stand alone)
  Net cash provided by operating activities                          $  21,413             $   19,739
  Net cash provided by (used in) investing activities                   (3,174)                 1,895
  Net cash provided by (used in) financing activities                   (5,885)                (5,182)
                                                                        ------                 ------
      Net change in cash and cash equivalents                        $  12,354             $   16,452
                                                                        ======                 ======

Navy II Partnership (stand alone)
  Net cash provided by operating activities                          $  19,184             $   26,052
  Net cash provided by (used in) investing activities                     (817)                37,714
  Net cash provided by (used in) financing activities                  (14,762)               (49,616)
                                                                        ------                 ------
      Net change in cash and cash equivalents                        $   3,605             $   14,150
                                                                        ======                 ======


     The Navy I Partnership's cash flows from operating activities increased by $5.7 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, primarily due to increases in trade payables partially offset by an increase in amounts due from related parties.

     Cash used in investing activities at the Navy I Partnership increased by $2.5 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp., partially offset by a decrease in capital expenditures in 2001.

     The Navy I Partnership's cash used in financing activities decreased by $1.7 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, due to a decrease in the payment amount on the project loan from Funding Corp., partially offset by increased distributions in 2001.

     The BLM Partnership's cash flows from operating activities increased by $1.7 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, primarily due to increases in trade payables.

     Cash used in investing activities at the BLM Partnership increased by $5.1 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, primarily due to an increase in capital expenditures in 2001.

     The BLM Partnership's cash used in financing activities increased by $0.7 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, due to an increase in distributions in 2001, partially offset by a decrease in the payment amount on the project loan from Funding Corp.

     The Navy II Partnership's cash flows from operating activities decreased by $6.9 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, primarily due to an increases in trade payables and amounts due to related parties in 2001.

     Cash from investing activities at the Navy II Partnership increased by $38.5 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, primarily due to the decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II Partnership's cash used in financing activities decreased by $34.9 million for the nine-months ended September 30, 2001, as compared to the same period in 2000, due to a decrease in the payment amount on the project loan from Funding Corp., partially offset by increased distributions in 2001.


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnerships have adopted FAS 133, as amended, and assessed that it has no material effect on their financial statements.

PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

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

                  None.

ITEM 3.  Defaults Upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

         Supplemental Condensed Combined Financial Information for the Coso Partnerships

     The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a combination of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by accounting principles generally accepted in the United States of America and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole, which jointly and severally guarantee the repayment of Caithness Coso Funding Corp's senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual Coso Partnership's financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)



                                                              September 30,      December 31,
                                                                  2001               2000

Assets:
   Cash and cash equivalents.........................          $  43,281         $  17,109
   Restricted cash and investments...................             43,302            47,712
   Accounts receivable, net..........................             11,399               590
   Prepaid expenses and other assets.................              3,116             2,671
   Amounts due from related parties..................              6,152             6,191
   Property, plant and equipment, net................            422,650           439,641
   Power purchase agreement, net.....................             53,604            57,364
   Investments.......................................             13,276            13,485
   Deferred financing costs, net.....................              7,360             8,564
                                                                 -------           -------

                                                               $ 604,140         $ 593,327
                                                                 =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..........          $  57,541         $  36,260
   Amounts due to related parties....................             24,571            23,460
   Project loans.....................................            318,858           330,067
                                                                 -------           -------
                                                                 400,970           389,787

Partners' capital....................................            203,170           203,540
                                                                 -------           -------

                                                               $ 604,140         $ 593,327
                                                                 =======           =======




See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                            Three-Months    Three-Months      Nine-Months      Nine-Months
                                                                Ended           Ended            Ended            Ended
                                                            September 30,   September 30,     September 30,    September 30,
                                                                2001            2000             2001             2000

Revenue:
   Energy revenues...............................            $  18,711       $  37,750         $ 140,281        $  84,653
   Capacity revenues.............................               24,253          24,254            38,524           38,524
   Interest and other income.....................                2,898           1,443             7,167            9,308
                                                                ------          ------           -------          -------
          Total revenue..........................               45,862          63,447           185,972          132,485

Operating expenses:
   Plant operating expenses......................                6,799           7,002            21,431           21,411
   Royalty expense...............................               10,288           9,564            26,961           17,108
   Provision for doubtful accounts...............                  ---             ---            66,176              ---
   Depreciation and amortization.................               10,526          10,393            31,025           29,801
                                                                ------          ------           -------          -------
          Total operating expenses...............               27,613          26,959           145,593           68,320

          Operating income.......................               18,249          36,488            40,379           64,165

Other expenses:
   Interest expense..............................                7,124           7,667            21,724           23,204
   Amortization on deferred financing............                  401             402             1,205            1,205
                                                                ------          ------           -------          -------
          Total other expenses...................                7,525           8,069            22,929           24,409


          Net income.............................            $  10,724       $  28,419         $  17,450         $ 39,756
                                                                ======          ======            ======           ======





See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                    Nine-Months          Nine-Months
                                                                       Ended                Ended
                                                                    September 30,        September 30,
                                                                       2001                 2000

    Net cash provided by (used in) operating activities....          $  61,058            $  60,543
    Net cash provided by (used in) investing activities....             (5,858)              40,223
    Net cash provided by (used in) financing activities....            (29,028)             (64,846)
                                                                        ------               ------
    Net change in cash and cash equivalents................          $  26,172            $  35,920
                                                                        ======               ======

    Supplemental cash flow disclosure:
        Cash paid for interest.............................          $  14,631            $  15,660
                                                                        ======               ======





See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
                    NOTES TO THE UNAUDITED CONDENSED COMBINED
                              FINANCIAL STATEMENTS


(1)      Basis of Presentation

The accompanying unaudited condensed combined financial statements were derived from the stand alone unaudited condensed financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers ("the Coso Partnerships"). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should be read in conjunction with each individual partnership's unaudited condensed financial statements.

(2)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnership's have adopted FAS 133, as amended and assessed that it has no material effect on their financial statements.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule--Form SX--Caithness Coso Funding Corp.
         27.2 Financial Data Schedule--Form SX--Coso Finance Partners
         27.3 Financial Data Schedule--Form SX--Coso Energy Developers
         27.4 Financial Data Schedule--Form SX--Coso Power Developers


(b)      Reports on Form 8-K

                 None

                                EXHIBIT 27.1

                                    Form S-X

                       Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      CAITHNESS COSO FUNDING CORP.
                                            ----------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
 RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000       1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS       X  9 - MOS
                                         -- ----           -- ---
                                                X YEAR             YEAR
                                               ---              ---
                                            (for annual report filings)
                                                  OTHER            OTHER
                                              ----             ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000           DEC-31-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000           JAN-01-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000           SEP-30-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                          ----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            331,353                     327,217
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,286                       8,359
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           331,353                     327,217
CURRENT LIABILITIES                                      1,286                       8,359
BONDS                                                  300,067                     318,858
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             331,353                     327,217
SALES                                                        0                           0
TOTAL REVENUES                                          30,799                      21,703
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       30,799                      21,703
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
 RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:
MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS    X    9 - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          SEP-30-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                          ---
CASH                                                     3,506                      13,719
SECURITIES                                              22,996                      24,414
RECEIVABLES                                             17,715                      49,140
ALLOWANCES                                              15,234                      36,847
INVENTORY                                                    0                           0
CURRENT ASSETS                                           6,796                      26,954
PP&E                                                   228,718                     229,552
DEPRECIATION                                            79,642                      86,855
TOTAL ASSETS                                           198,409                     212,331
CURRENT LIABILITIES                                     16,554                      28,317
BONDS                                                  134,984                     129,893
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             198,409                     212,331
SALES                                                   67,653                      67,314
TOTAL REVENUES                                          70,159                      69,469
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          44,358                      49,688
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       13,013                       9,241
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              12,788                      10,540
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

 Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.3

                                    Form S-X

                       Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO ENERGY DEVELOPERS
                                            ----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:
MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   9  - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          SEP-30-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                          ---
CASH                                                     5,862                      18,216
SECURITIES                                              14,502                       8,160
RECEIVABLES                                             15,684                      42,548
ALLOWANCES                                              15,279                      37,109
INVENTORY                                                    0                           0
CURRENT ASSETS                                           7,280                      24,881
PP&E                                                   238,244                     247,265
DEPRECIATION                                            84,626                      95,210
TOTAL ASSETS                                           201,312                     209,788
CURRENT LIABILITIES                                     31,160                      36,892
BONDS                                                  100,907                      99,040
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             201,312                     209,788
SALES                                                   57,453                      59,022
TOTAL REVENUES                                          65,578                      61,899
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          46,693                      46,299
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,492                       6,971
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               9,393                       8,629
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:
MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   9  - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          SEP-30-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                          ---
CASH                                                     7,741                      11,346
SECURITIES                                              10,214                      10,728
RECEIVABLES                                             21,294                      45,660
ALLOWANCES                                              15,312                      38,045
INVENTORY                                                    0                           0
CURRENT ASSETS                                          14,572                      19,909
PP&E                                                   209,605                     210,230
DEPRECIATION                                            72,658                      82,332
TOTAL ASSETS                                           195,693                     189,817
CURRENT LIABILITIES                                     14,094                      24,699
BONDS                                                  94,176                       89,925
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,639                     189,817
SALES                                                   58,366                      52,469
TOTAL REVENUES                                          61,234                      54,604
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          49,895                      49,606
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,899                       6,717
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               1,440                      (1,719)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

   Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 7, 2001             CAITHNESS COSO FUNDING CORP.,
                                    a Delaware corporation

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


                                    COSO FINANCE PARTNERS
                                    a California general partnership

                                     By: New CLOC Company, LLC,
                                         its Managing General Partner

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


                                    COSO ENERGY DEVELOPERS
                                    a California general partnership

                                     By: New CHIP Company, LLC,
                                         its Managing General Partner

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