Form 10-K
period 2002-12-31
COSO POWER DEVELOPERS; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS; CAITHNESS COSO FUNDING CORP
filed 2003-03-17
CIK 1088873, 1088870, 1088869, 1088866

FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2002.
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
For the transition period from ______________________to_________________________


                        Commission File Number 333-83815
                                               ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       94-3328762
                --------                                       ----------
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

   Coso Finance Partners               California              68-0133679
   Coso Energy Developers              California              94-3071296
   Coso Power Developers               California              94-3102796
   ---------------------               ----------              ----------
(Exact names of Registrants as  (State or other jurisdiction  (IRS Employer
specified in their characters)      of incorporation)        Identification No.)

           565 Fifth Avenue, 29th Floor, New York, New York      10017-2478
           ------------------------------------------------      ----------
               (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code      (212) 921-9099
                                                        --------------

Securities registered pursuant to Section 12(g) of the Act:

                  9.05% Series B Senior Secured Notes Due 2009
                  --------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's Common Stock is not traded in a public market.

         Aggregate market value of the voting stock held by non-affiliates of the registrant:
                                 Not applicable

                       Documents Incorporated by Reference

                                 Not applicable

                          CAITHNESS COSO FUNDING CORP.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                     Part I                                Page
                                                                           ----

Item 1.           Business                                                   1

Item 2.           Properties                                                 7

Item 3.           Legal Proceedings                                          8

Item 4.           Submission of Matters to a Vote of Security Holders        8

                                     Part II

Item 5.           Market for the Registrant's Common Equity and
                     Related Stockholder Matters (Not applicable)            8

Item 6.           Selected Financial Data                                    8

Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12

Item 7A.          Quantitative and Qualitative Disclosures About
                     Market Risk                                             23

Item 8.           Financial Statements and Supplementary Data                24

Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     25


                                    Part III

Item 10.          Directors and Executive Officers of the Registrants        25

Item 11.          Executive Compensation                                     27

Item 12.          Security Ownership of Certain Beneficial Owners and
                     Management (Not applicable)                             27

Item 13.          Certain Relationships and Related Transactions             29


                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                             31

                                     Part I
Item 1. Business.


The Coso Projects

     The Coso projects consist of three 80 MW geothermal power plants, called Navy I, BLM and Navy II, certain transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another in the Mojave Desert approximately 150 miles northeast of Los Angeles, California, and have been generating electricity since the late 1980s. Unlike fossil fuel-fired power plants, the Coso projects' power plants use geothermal energy derived from the natural heat of the earth's interior to generate electricity.

     Coso Finance Partners (The Navy I partnership) owns Navy I and its related facilities, Coso Energy Developers (the BLM partnership) owns BLM and its related facilities and Coso Power Developers (the Navy II partnership) owns Navy II and its related facilities (collectively, the Coso partnerships). The Coso partnerships and their affiliates own the exclusive right to explore, develop and use, currently without any known interference from any other power developers, a portion of the Coso Known Geothermal Resource Area.

     The geothermal power plants, each of which has three separate turbine generator units, have consistently operated above their nominal capacities, and the combined average capacity factor for the plants has been at least 100% or more historically.

     The Coso partnerships sell 100% of the electrical energy generated at the plants to Southern California Edison (Edison) under three long-term Standard Offer No. 4 power purchase agreements. Each power purchase agreement expires after the last maturity date of the senior secured notes. (Edison is one of the largest investor-owned electric utilities in the United States.) Under the power purchase agreements, the Coso partnerships receive the following payments:

     * Capacity payments for being able to produce electricity at certain levels. Capacity payments are fixed throughout the lives of the power purchase agreements;

     * Capacity bonus payments if they are able to produce electricity above a specified, higher level. The maximum capacity bonus payment available is also fixed throughout the lives of the power purchase agreements; and

     * Energy payments based on the amount of electricity their respective plants actually produce.

     Energy payments were fixed for the first ten years of firm operation under the power purchase agreements. Firm operation was achieved for each Coso partnership when Edison and that Coso partnership under its power purchase agreement agreed that each generating unit at a plant was a reliable source of generation and could reasonably be expected to operate continuously at its effective rating. After the first ten years of firm operation and until its power purchase agreement expires, Edison is required to make energy payments to the Coso partnership based on its avoided cost of energy. Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the relevant Coso partnership. Future energy payments required to be paid by Edison to the Coso partnerships will most likely be less than historical energy payments because they will be paid based on Edison's avoided cost of energy, instead of the fixed payments paid during the first ten years. The fixed energy price period expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership, and in January 2000 for the Navy II partnership. The Edison power purchase agreements will expire in August 2011 for the Navy I partnership; in March 2019 for the BLM partnership; and in January 2010 for the Navy II partnership.

                                       1

     Edison entered into an agreement (the "Agreement") with the Coso partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five year period, Edison will be required to make energy payments to the Coso partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires.


AB1890 Energy Subsidy Payments

     In addition to receiving payments under the power purchase agreements, the Coso partnerships historically qualified for subsidy payments from a special purpose state fund established under California Legislature AB1890 (AB1890). The California Energy Commission administered the fund. AB1890, as amended, provided, in part, for subsidy payments from 1998 through 2001 to power generators using renewable sources of energy, including geothermal energy, and who were being paid based on the avoided cost of energy. The funds were distributed in the form of a production incentive payment that subsidizes renewable energy producers when prices paid for their electricity were below certain pre-determined target prices. Under AB1890, the Navy I partnership, the BLM partnership and the Navy II partnership received subsidy payments for energy delivered to Edison by the respective Coso partnership, if Edison's avoided cost of energy fell below 3.0 cents per kWh. This subsidy payment was capped at 1.0 cent per kWh.


Purchase of CalEnergy Interests

     On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC, (Caithness Energy) purchased all of the interests in the Coso projects that were owned by CalEnergy Company Inc. (CalEnergy), which is now known as MidAmerican Energy Holdings Company. The purchase price consisted of $205.0 million in cash, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding on the Coso projects which then totaled approximately $67.0 million. In order to complete the purchase, CAC arranged for short-term debt financing in the principal amount of approximately $211.5 million. CAC used a portion of the proceeds from the Series A note offering that it received from the Coso partnerships, together with funds from other sources, to repay all of this short-term borrowing.


Operating Strategy

     The Coso partnerships seek to maximize their cash flow at the Coso projects through active management of their cost structure and the geothermal resource. After CAC'S purchase of all of CalEnergy's interests in the Coso projects, the Coso partnerships retained Coso Operating Company, (COC) which is an affiliate, to maintain all three plants, the transmission lines and the geothermal resource, including well drilling. As a result of the change in operators and restructuring of operator fees, the aggregate annual fees paid by the Coso partnerships for such maintenance has been reduced significantly. Payments of operator fees are subordinated to all payments made under the senior secured notes. CAC, which purchased the managing partners' interest in the Coso partnerships, has caused any management fees payable by each Coso partnership to its partners to be subordinated to payments made under the senior secured notes.

     The Coso projects qualify as Small Power Qualifying Facilities (QF) under the Public Utility Regulatory Policies Act (PURPA) and the rules and regulations promulgated under PURPA by the Federal Energy Regulatory Commission (FERC). PURPA exempts the Coso projects from certain federal and state regulations. The Coso projects must continue to satisfy certain ownership and fuel-use standards to maintain their QF status. Since their inception, the Coso projects have satisfied these standards and expect that they will continue to do so in the future.
                                       2


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

     Caithness Energy believes that it is currently the second largest owner of geothermal power projects in the United States, based on the total electrical generating capacity of its power projects. Through its controlled affiliates, Caithness Energy owns interests in six geothermal plants, including the Coso projects, totaling 325 MW of generating capacity. Caithness Energy is also seeking to develop additional natural gas power projects, and has interests in other operating power generating facilities, including solar, wind and natural gas, totaling an additional 696 MW of generating capacity.

     Caithness Energy is headquartered in New York City and has additional offices in California, Nevada, Colorado and Florida.


The Issuer

     Caithness Coso Funding Corp. (Funding Corp.) is a special purpose corporation and a wholly owned subsidiary of the Coso partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     Funding Corp. has no material assets, other than the loans made to the Coso partnerships, and does not conduct any business, other than issuing the senior secured notes and making the loans to the Coso partnerships.


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


Steam Sharing Program

     In 1994, the Coso partnerships entered into a Geothermal Exchange Agreement which implemented a steam-sharing program among the Coso projects. The purpose of the steam-sharing program is to enhance the management and optimize the overall use of the Coso geothermal resource. Pursuant to the steam sharing program, the Coso partnerships constructed an inter-project steam supply and water injection system that links the three Coso projects and BLM North (see page 5 BLM North) together via metered transfer lines through which the Coso partnerships exchange steam and other geothermal resources with one another.

                                        3

     As part of the steam sharing program, the Coso partnerships plan to conserve the geothermal resource whenever possible by, among other things, transferring steam between and among the Coso projects and BLM North, rather than drilling new wells at the Coso projects' sites prematurely, and expanding a flexible field-wide water reinjection program. While the U.S. Navy and the Bureau of Land Management have consented to the steam sharing program, each has reserved the right, in its sole discretion, to withdraw its consent to such transfers under certain circumstances.

     In 2002, the Navy I partnership and the Navy II partnership incurred aggregate royalties to the U.S Navy of approximately $1.6 million for steam transferred by Navy I to Navy II and by Navy II to BLM under the steam sharing program from geothermal resources located on the property on which Navy I or Navy II, as the case may be, are situated. Of this amount, the Navy I and Navy II partnerships each incurred approximately $0.8 million. The BLM partnership reimbursed the Navy II partnership approximately $0.1 million of the royalties incurred by the Navy II partnership. The BLM partnership incurs a royalty to the U.S. Navy for electricity generated by BLM and sold to Edison for steam transferred from U.S. Navy property.


Royalty and Revenue-Sharing Arrangements

     The Coso partnerships are required to make royalty payments to, and are subject to other revenue-sharing arrangements with, the U.S. Navy, the Bureau of Land Management and certain other persons.


Navy I

     The Navy I partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is primarily based on the tariff rates charged by Edison, which was increased in 2001 by the California Public Utilities Commission (CPUC), and is subject to future revision. Indices utilized in the calculation of the Navy I partnership Unit 1 contract energy pricing remained unchanged historically based on an agreement between the U.S. Navy and the Navy I partnership. In October 2002 and November 2001, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $1.3 million and $6.5 million, respectively, which was agreed to by the U.S. Navy. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I partnership.

     In addition, with respect to Unit 1 at Navy I, the Navy I partnership is obligated to pay the U.S. Navy the sum of $25.0 million on or before December 31, 2009, the expiration date of the term of the U.S. Navy contract. Payment of this obligation will be made from an established sinking fund to which the Navy I partnership has been making payments since 1987.

     For Units 2 and 3 at Navy I, the Navy I partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty expense is 15.0% of revenues received by the Navy I partnership through 2003 and will increase to 20.0% of revenues received from 2004 through 2009, the expiration date of the U.S. Navy contract.


BLM

     The BLM partnership pays royalties to the Bureau of Land Management under the BLM lease. The royalty rate is 10% of the net value of the steam produced by the BLM partnership. This royalty rate is fixed for the life of the BLM lease. In addition to this royalty, the BLM partnership is obligated, in connection with the assignment of the BLM lease to the BLM partnership, to pay a royalty of 5% based on the value of the steam produced to Coso Land Company, a general partnership of which CAC and another affiliate of Caithness Energy are the general partners. The royalty is subordinated to the payment of all the BLM partnership's other royalties, all debt service and all operating costs of the BLM partnership. No portion of the royalty accrued to Coso Land Company has been paid to date.
                                       4


BLM North

     In December of 2000, the Bureau of Land Management allowed Coso Land Company to assign each of the Coso partnerships an undivided one-third interest in leases they had previously bought from the Los Angeles Department of Water and Power (LADWP). The assignment required each Coso partnership to pay $8.00 per acre in additional rent to the Bureau of Land Management. When the leased property commences to produce geothermal steam, the Coso partnerships will pay monthly royalties under the LADWP leases of 10% of the value of steam produced, 5% of the value of any by-products, and 5% of the value of commercially demineralized water. The Bureau of Land Management may establish minimum production levels and reduce the foregoing royalties if necessary to encourage greater recovery of leased resources.


Navy II

     The Navy II partnership pays royalties to the U.S Navy under the U.S Navy contract. The Navy II partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty rate was 10.0% of electricity sales to Edison through 1999, increased to 18.0% for 2000 through 2004 and will increase to 20.0% from 2005 through the end of the Navy contract.


Operations and Maintenance

     The operations and maintenance services for the Coso projects, including the Navy I, BLM, and Navy II transmission lines, wells, gathering system, and other related facilities, are performed by COC on behalf of the Coso partnerships pursuant to the Operation and Maintenance agreements. COC is a wholly owned subsidiary of CAC that was initially formed by CalEnergy to facilitate the transfer of operational control of the Coso projects to a Caithness Energy affiliate.

     On February 26, 1999, CalEnergy ceased to be the operator of the Coso projects, and FPL Energy Operating Services, Inc. (FPLEOSI), an indirect wholly owned subsidiary of FPL Energy, Inc., assumed that role. An amended and restated operation and maintenance agreement between FPLEOSI and the managing general partners was implemented. Under that agreement, FPLEOSI became the plant operator and under a separate operations and maintenance agreement COC was responsible for maintenance of the geothermal resource. On October 17, 1999, the operating agreement between FPLEOSI and the managing general partners was terminated and COC became the sole operator of the plant and continued to maintain the geothermal field.


Insurance

     The Coso partnerships currently have property, business interruption, catastrophe and general liability insurance. For the period February 25, 2002 to February 24, 2003 the plants were insured up to their replacement cost for general property damage and over $166.0 million in the aggregate for business interruption, subject to a $250,000 deductible for property damage (and a $500,000 deductible for the turbine generator sets), with a 60-day deductible for business interruption (including machinery breakdown). Catastrophic insurance (including earthquake and flood) was capped at $160.0 million for property damage, subject to a minimum deductible of $2.5 million or 5.0% of the loss. The deductible for flood damage is $250,000 for any one loss. Liability insurance coverage was $53.0 million (occurrence based). Operators' extra expense (control of well) insurance is $10.0 million per occurrence with a $250,000 deductible.
                                       5

Employees

     Employees necessary for the operation of the Coso partnerships are provided by COC, under their respective operation and maintenance agreements. COC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, electric power operation and certain accounting services. As of December 31, 2002, COC employed 87 people to operate and maintain the Coso projects.


Competition

     The Coso partnerships sell all electrical energy generated at the plants to Edison under three long-term Standard Offer No. 4 power purchase agreements. The payments under these agreements have constituted 100% of the operating revenues of each power plant since its inception.


Environmental and Regulatory Matters

     The Coso partnerships are subject to environmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of the Coso projects. These environmental laws and regulations generally require that a wide variety of permits and governmental approvals be obtained to construct and operate an energy-producing facility. The facility must then operate in compliance with the terms of these permits and approvals. If the Coso partnerships fail to operate their facilities in compliance with applicable laws, permits and approvals, governmental agencies could levy fines, curtail operations, or seek orders to cease operations.

     The Coso partnerships believe they are in compliance in all material respects with all environmental regulatory requirements applicable to the Coso projects, and that maintaining compliance with current governmental requirements will not require a material increase in capital expenditures or materially adversely affect that Coso partnership's financial condition or results of operations. It is possible, however, that future developments, such as more stringent requirements of environmental laws and enforcement policies thereunder, could affect capital and other costs at the Coso projects and the manner in which the Coso partnerships conduct their business.


Financial Information
  (in thousands)

                                                         Years Ended December 31,
                                                         ------------------------
Navy I Partnership                                  2002             2001             2000
                                                    ----             ----             ----

Total Operating Revenue(g)(h)                 $   92,065       $   53,400       $   52,419
Operating Income                                  58,689           24,218           23,295
Total Assets                                     195,072          193,114          198,409

                                       6

                                                         Years Ended December 31,
                                                         ------------------------

BLM Partnership                                     2002             2001             2000
                                                    ----             ----             ----

Total Operating Revenue(g)(h)                 $   81,252       $   44,041       $   42,174
Operating Income                                  52,726           12,645           10,760
Total Assets                                     174,871          183,978          201,312


                                                         Years Ended December 31,
                                                         ------------------------

Navy II Partnership                                 2002             2001             2000
                                                    ----             ----             ----

Total Operating Revenue(g)(h)                 $   79,592       $   36,389       $   43,054
Operating Income                                  50,164            1,981            8,471
Total Assets                                     168,834          170,058          195,693


                See Footnotes to Summary Selected Financial and Operating Data


Item 2.  Properties


Plants

Navy I

     Navy I and its steam resource are located on the United States Naval Weapons Center at China Lake. In December of 2000, Navy I acquired an undivided one-third interest in leases previously purchased from LADWP located on Bureau of Land Management property. It commenced operations in 1987. Geothermal steam for Navy I is produced using over 45 production and injection wells located within a radius of approximately 3,000 feet of Navy I. Navy I consists of three separate turbine generators, known as Units 1, 2 and 3, each with approximately 30 MW of electrical generating capacity. Navy I's steam gathering and piping systems are cross-connected to Navy II via metered transfers to allow steam to be transferred from wells located on the real property covered by the LADWP leases to Navy I and between Navy I and Navy II, pursuant to the steam sharing program. Unit 1 commenced firm operation in 1987, and Units 2 and 3 commenced firm operation during 1988. Navy I has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 104.7% in 2002, 108.3% in 2001 and 111.8% in 2000, based on a stated
capacity of 80 MW.


BLM

     BLM and its steam resource are located on Bureau of Land Management property, within the boundaries of the United States Naval Weapons Center at China Lake. In December of 2000, BLM acquired an undivided one-third interest in leases previously purchased from LADWP which are also located on Bureau of Land Management property. It commenced operations in 1989. BLM is comprised of turbine generators located at two different power blocks: the BLM East site and the BLM West site. The BLM East site is located approximately 1.3 miles east of the BLM West site. Geothermal steam for BLM is produced using over 42 production and injection wells located within a radius of approximately 4,000 feet from either the BLM East or the BLM West site. BLM consists of three separate turbine generators, known as Units 7, 8 and 9. Units 7 and 8 are located at the BLM East site, each with a generating capacity of approximately 30 MW, while Unit 9 is located at the BLM West site, with a generating capacity of approximately 30 MW. All three units commenced firm operation during 1989. BLM's steam gathering and piping systems are cross connected to Navy II via metered transfers to allow steam to be transferred between Navy II and BLM pursuant to the steam sharing program. BLM has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 93.9% in 2002, 102.8% in 2001 and 109.4% in 2000, based on a stated capacity of 80 MW.

Navy II

     Navy II and its steam resource are located on the United States Naval Weapons Center at China Lake. In December of 2000, Navy II acquired an undivided one-third interest in leases previously purchased from LADWP which are located on Bureau of Land Management property. It commenced operations in 1989. Geothermal steam for Navy II is produced using over 35 production and injection wells located within a radius of approximately 6,000 feet of Navy II. Navy II consists of three separate turbine generators, known as Units 4, 5 and 6, each with approximately 30 MW of electrical generating capacity. All three Navy II units commenced firm operation in 1990. Navy II's steam supply systems are cross-connected to Navy I and BLM steam supply systems via metered transfers to allow steam to be transferred between or among the plants pursuant to the steam sharing program. Navy II has an aggregate gross electrical capacity of approximately 90 MW, and operated at an average operating capacity factor of 100.4% in 2002, 104.9% in 2001 and 111.1% in 2000, based on a stated capacity of 80 MW.


Transmission Lines

     The electricity generated by Navy I is conveyed over an approximately 28.8-mile 115 kilovolt ("kV") transmission line on the U.S. Navy and Bureau of Land Management land that is connected to the Edison substation at Inyokern, California. The Navy I partnership owns and uses this transmission line and its related facilities. The electricity generated by BLM and Navy II is conveyed over an approximately 28.8-mile 230 kV transmission line on U.S. Navy and Bureau of Land Management land that is also connected to the Edison substation at Inyokern, California. Coso Transmission Line Partners owns the BLM/Navy II transmission line and related facilities.


Item 3. Legal Proceedings.

     The Coso partnerships are currently parties to various items of litigation relating to day-to-day operations. Management does not believe the outcome of such proceedings will be material to the financial condition and results of operations of the Coso partnerships, either individually or taken as a whole.


Item 4. Submission of Matters to a Vote of Security Holders.

     None

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Not applicable.


Item 6. Selected Financial Data.

     The selected fiscal year end financial data has been derived from the audited financial statements of the Coso partnerships. The information contained in the following tables should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this report.

                                                       Navy I Partnership
                                                        (Stand-alone)(a)
                                                (In thousands, except ratio data)


                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                     2002(c)       2001(c)       2000(c)       1999(c)       1998
                                                                     ----          ----          ----          ----          ----
Statement of Operations Data:
     Operating revenues(b)(g)(h)(i).........................       $ 92,065      $ 53,400      $ 52,419      $ 55,666     $ 53,153
     Operating expenses.....................................        (33,376)      (29,182)      (29,124)      (32,129)     (31,894)
                                                                    --------      --------      --------      --------     --------
     Operating income.......................................         58,689        24,218        23,295        23,537       21,259

Non-Operating income and (expense):
     Interest expense.......................................        (10,836)      (11,732)      (12,493)      (11,573)      (4,210)
     Other expenses.........................................           (315)         (705)         (520)       (4,377)      (1,046)
     Interest and other income, net.........................          1,574         2,928         2,506         2,234          585
                                                                    --------      --------      --------      --------      -------

     Net income.............................................       $ 49,112      $ 14,709      $ 12,788      $  9,821     $ 16,588
                                                                     ======        ======        ======         =====       ======

Operating Data:
     Operating capacity factor (d)(e).......................         104.7%        108.3%        111.8%         95.4%        94.6%
     kWh produced...........................................        733,877       758,890       785,624       668,388      662,560

                              See Footnotes to Summary Selected Financial and Operating Data


                                                        BLM Partnership
                                                         (Stand-alone)
                                               (In thousands, except ratio data)



                                                                                          Year Ended December 31,
                                                                                          -----------------------

                                                                     2002(c)       2001(c)       2000(c)       1999(c)       1998
                                                                     ----          ----          ----          ----          ----
Statement of Operations Data:
     Operating revenues (b)(g)(h)(i)........................       $ 81,252     $ 44,041       $ 42,174      $ 49,877    $ 107,199
     Operating expenses.....................................        (28,526)     (31,396)       (31,414)      (38,534)     (44,687)
                                                                    --------     --------       --------      --------     --------
     Operating income.......................................         52,726       12,645         10,760        11,343       62,512

Non-Operating income and (expense):
     Interest expense ......................................         (8,567)      (8,958)        (9,174)       (8,725)      (6,107)
     Other expenses.........................................           (255)        (440)          (318)       (3,332)      (1,113)
     Interest and other income, net.........................          1,455        3,766          8,125         1,066        1,181
                                                                     -------      -------        -------       -------      -------

     Net income.............................................       $ 45,359     $  7,013       $  9,393      $    352    $  56,473
                                                                     ======        =====          =====        ======       ======

Operating Data:
     Operating capacity factor (d)(e).......................          93.9%       102.8%         109.4%        105.0%       104.4%
     kWh produced...........................................        657,813      720,130        769,098       735,840      731,767

                              See Footnotes to Summary Selected Financial and Operating Data

                                                     Navy II Partnership
                                                        (Stand-alone)
                                               (In thousands, except ratio data)

                                                                                          Year Ended December 31,
                                                                                          -----------------------

                                                                     2002(c)       2001(c)       2000(c)       1999(c)        1998
                                                                     ----          ----          ----          ----           ----
Statement of Operations Data:
     Operating revenues (b)(g)(h)(i)........................       $ 79,592      $ 36,389      $ 43,054     $ 113,746    $ 119,564
     Operating expenses.....................................        (29,428)      (34,408)      (34,583)      (43,577)     (41,120)
                                                                    --------      --------      --------      --------     --------
     Operating income.......................................         50,164         1,981         8,471        70,169       78,444

Non-Operating income and (expense):
     Interest expense.......................................         (7,538)       (8,128)       (9,130)      (11,947)      (7,918)
     Other expenses.........................................           (217)       (1,119)         (769)       (4,191)      (1,868)
     Interest and other income, net.........................            894         2,883         2,868         2,174        1,799
                                                                     -------       -------       -------      --------      -------

     Net income (loss)......................................       $ 43,303      $ (4,383)     $  1,440     $  56,205    $  70,457
                                                                     ======        =======      =======        ======      =======

Operating Data:
     Operating capacity factor (d)(e).......................         100.4%        104.9%        111.1%        112.0%       108.6%
     kWh produced...........................................        703,920       735,210       780,709       785,772      760,659



                                 See Footnotes to Summary Selected Financial and Operating Data

                                                                                       As of December 31,
                                                                                       ------------------
                                                                       2002         2001         2000         1999         1998
                                                                       ----         ----         ----         ----         ----
Balance Sheet Data (in thousands):
----------------------------------

Navy I Partnership (stand-alone)(a)
   Cash and cash equivalents.............................         $   4,215     $    264    $   3,506    $   7,821     $    --
   Restricted cash and advances..........................            28,692       21,325       22,996       25,001        7,524
   Property, plant and equipment, net....................           136,313      140,437      149,076      153,879      180,189
   Power purchase agreement, net.........................             9,945       11,093       12,240       13,388          --
   Total assets..........................................           195,072      193,114      198,409      218,192      202,266
   Project loans:
     Existing project debt, payable to
        Coso Funding Corp................................               --           --           --           --        40,566
   Project notes (f).....................................           110,955      122,550      134,984      151,550          --
   Partners' capital.....................................            65,408       52,425       46,871       49,362      149,933

BLM Partnership (stand-alone)
   Cash and cash equivalents.............................         $   1,423     $    --     $   5,862    $   6,423     $    --
   Restricted cash, investments and advances.............             6,646        7,368       14,502        9,806          290
   Property, plant and equipment, net....................           135,853      148,417      153,618      165,650      202,270
   Power purchase agreement, net.........................            17,365       18,437       19,510       20,549          --
   Total assets..........................................           174,871      183,978      201,312      216,391      228,381
   Project loans:
     Existing project debt, payable to
        Coso Funding Corp................................               --           --           --           --        37,958
   Project notes (f).....................................            89,875       96,250      100,907      107,900          --
   Partners' capital.....................................            56,603       52,762       69,245       79,350      163,191

Navy II Partnership (stand-alone)
   Cash and cash equivalents.............................          $    824     $    --     $   7,741    $   6,020     $    818
   Restricted cash, investments and advances.............            10,855        5,517       10,214       54,338          --
   Property, plant and equipment, net....................           116,192      124,665      136,947      147,522      188,840
   Power purchase agreement, net.........................            20,026       22,820       25,614       28,409          --
   Total assets..........................................           168,834      170,058      195,693      273,269      220,867
   Project loans:
     Existing project debt, payable to
        Coso Funding Corp................................               --           --           --           --        61,323
   Project notes (f).....................................            80,401       84,200       94,176      153,550          --
   Partners' capital.....................................            85,361       62,220       87,423      104,331      153,661




                                      See Footnotes to Summary Selected Financial and Operating Data

           Footnotes to Summary Selected Financial and Operating Data

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

(b) The fixed energy price periods expired for the Navy I partnership in August 1997, for the BLM partnership in March 1999 and for the Navy II partnership in January 2000.

(c) After CAC's purchase of all of CalEnergy's interests in the Coso projects on February 25, 1999, the Coso partnerships adopted a new basis of accounting and, accordingly, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and therefore is not comparable. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based on their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

(d)  Based on a stated capacity of 80 MW.

(e) The variance in the operating capacity factors for the Navy I partnership, the BLM partnership, and the Navy II partnership are due to the transfer of steam from the Navy I partnership to the BLM and Navy II partnerships under the steam sharing program.

(f) Reflects indebtedness owed to Funding Corp., which loaned all the proceeds from the offering to the Coso partnerships at interest rates and maturities identical to the interest rates and maturities of the senior secured notes.

(g) Reflects non-recognition of operating revenues for the period November 1, 2000 through March 26, 2001, based on non-collection of amounts due for power generated and sold to Edison.

(h) Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(i) Reflects recognition of operating revenue in 2002 resulting from collection of amounts due for power generated and sold to Edison for the period November 1, 2000 through March 26, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Except for financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I partnership"), Coso Energy Developers ("the BLM partnership"), and Coso Power Developers ("the Navy II partnership"), collectively, (the "Coso partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"),
(iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing along with other pricing variables, (vi) general operating risks, including resource availability and regulatory oversight, (vii) the dependence on third parties, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results due in part to seasonality, (xii) affects of September 11, 2001, including U.S. Navy activity and (xiii) the alleged manipulation of the California energy market.

General

     The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I partnership owns Navy I and its related facilities. The BLM partnership owns BLM and its related facilities. The Navy II partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

     Each Coso partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 9.05% Series B Senior Secured Notes issued by Funding Corp.

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

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until a Coso partnership's power purchase agreement expires, Edison makes energy payments to the Coso partnership based on Edison's avoided cost of energy.
Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso partnerships. The power purchase agreement for the Navy I partnership will expire in August 2011, the power purchase agreement for the BLM partnership will expire in March 2019, and the power purchase agreement for the Navy II partnership will expire in January 2010. The fixed energy price period expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership and in January 2000 for the Navy II partnership.

     Edison entered into an agreement ("Agreement") with the Coso partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002, as the date the Coso partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Coso partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. Estimates of Edison's future avoided cost of energy may vary significantly and it is not possible to predict with accuracy the likely level of future avoided cost of energy prices.

     From January 1, 2002 through April 30, 2002, the Coso partnerships elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. Starting May 1, 2002, the Coso partnerships received 5.37 cents per kWh, pursuant to the agreement discussed above. The average rate of energy paid to the Coso partnerships for the years ended December 31, 2002, 2001 and 2000 was 4.66, 7.46 and 5.76 cents per kWh, respectively.

     In 1994, the Coso partnerships implemented a steam-sharing program, under the Coso Geothermal Exchange Agreement. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso partnerships by transferring steam among the Coso projects. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     The Coso partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is primarily based on the tariff rates charged by Edison, which was increased in 2001 by the California Public Utilities Commission (CPUC), and is subject to future revision. Indices utilized in the calculation of the Navy I partnership Unit 1 contract energy pricing remained unchanged historically based on an agreement between the U.S. Navy and the Navy I partnership. In October 2002 and November 2001, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $1.3 million and $6.5 million, respectively, which was agreed to by the U.S. Navy. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I partnership. For Units 2 and 3, the Navy I partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date their contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately $60,000. The BLM partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% senior secured notes that were due in 2001, and were paid off on December 15, 2001, and $303.0 million of 9.05% senior secured notes due in 2009. The proceeds from the notes were loaned to the Coso partnerships and are payable to Funding Corp from payments of principal and interest on the notes. Funding Corp. does not conduct any other operations apart from issuing the notes.

     Under the depository agreement with the trustee for the notes, the Coso partnerships established accounts with a depository and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depository are, at the direction of the Coso partnerships, invested by the depository in permitted investments. All revenues or other proceeds actually received by the Coso partnerships are deposited in a revenue account and withdrawn upon receipt by the depository of a certificate from the relevant Coso partnerships detailing the amounts to be paid from funds in its respective revenue account.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso partnerships, pending a permanent solution to its liquidity crisis. This cash flow shortfall adversely affected Edison's liquidity and in turn it did not pay the Coso partnerships for energy delivered from November 2000 through March 26, 2001. As of December 31, 2001, the Coso partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Navy I, BLM and Navy II partnerships had not recognized revenue of $22.0 million, $21.8 million and $22.7 million, respectively, from Edison for Energy delivered during the period January 1, 2001 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 by the Navy I, BLM and Navy II partnerships of $15.2 million, $15.3 million and $15.3 million, respectively, was reclassified to conform with the 2001 presentation.

     Pursuant to a CPUC order, Edison resumed making payments to the Coso partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Coso partnerships described above. On March 1, 2002, Edison reached certain financing milestones and paid Navy I, BLM and Navy II $37.3 million, $37.1 million and $38.0 million, respectively, for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from a district court's stipulated judgment, which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law, then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. Pending the findings of the California Supreme Court on matters relating to state law, the Agreement remains in full force and effect.

     On March 27, 2001, the CPUC instituted a new formula to measure Edison's short run avoided costs ("SRAC"), which is the basis for a portion of the payments that Edison makes to the Coso Partnerships under their respective power purchase agreement. In a decision dated September 4, 2002, the California Court of Appeals ruled that the CPUC erred in not considering the possible retroactive application of the revised SRAC formula to deliveries beginning on December 1, 2000. The California Court of Appeals remanded the matter back to the CPUC to make such a consideration.

     Edison filed a petition for a writ of review of the January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978 (PURPA). Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor", which it rejected as an abuse of discretion by the CPUC. Based on these decisions it may be determined that payments between January 2001 and May 2002 that applied the 0.95 minimum line loss factor resulted in overpayments to the Coso partnerships and that the Coso partnerships may have future payments offset by such amounts deemed overpayments. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso partnerships are currently evaluating potential actions to redress this issue. The Coso partnerships' Agreements set a 1.0 line loss factor for all energy sold between May 2002 through May 2007.

The Coso partnerships cannot predict whether any subsequent action regarding this matter will be successful.


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


     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                                                Year Ended December 31,
                                                                -----------------------

                                                        2002             2001             2000
     Navy I Partnership (stand alone)                   ----             ----             ----
     Operating capacity factor                         104.7%           108.3%           111.8%
     Capacity (MW) (average)                            83.78            86.63            89.44
     kWh produced (000s)                              733,877          758,890          785,624

     BLM Partnership (stand alone)
     Operating capacity factor                          93.9%           102.8%           109.4%
     Capacity (MW) (average)                            75.09            82.21            87.56
     kWh produced (000s)                              657,813          720,130          769,098

     Navy II Partnership (stand alone)
     Operating capacity factor                         100.4%           104.9%           111.1%
     Capacity (MW) (average)                            80.36            83.93            88.88
     kWh produced (000s)                              703,920          735,210          780,709

     Total energy production for the BLM partnership was 657.8 million kWh for 2002, as compared to 720.1 million kWh for 2001, a decrease of 8.7%. This decrease in energy production was primarily due to a decline in steam which management is attempting to remediate through well maintenance and capital improvements. The declines in total energy production for the Navy I and Navy II partnerships for 2002 as compared to 2001 were not significant.

     Total energy production for the BLM partnership was 720.1 million kWh for 2001, as compared to 769.1 million kWh in 2000, a decrease of 6.4%. Total energy production for the Navy II partnership was 735.2 million kWh for 2001, as compared to 780.7 million kWh in 2000, a decrease of 5.8%. These decreases in energy production were primarily due to the deferment of certain capital and maintenance projects by the Coso partnerships, due to non-payment by Edison for energy delivered during the period November 1, 2000 through March 26, 2001. These projects have been resumed, as Edison has resumed payment for production starting in late March 2001.

Results of Operations for the years ended December 31, 2002, 2001, and 2000.
----------------------------------------------------------------------------

     The following discusses the results of operations of the Coso partnerships for the years ended December 31, 2002, 2001 and 2000 (dollar amounts in tables are in thousands, except per kWh data):


Revenue

                                             2002                         2001                          2000
                                             ----                         ----                          ----

                                      $           cents/kWh         $           cents/kWh         $           cents/kWh
                                      -           ---------         -           ---------         -           ---------

Total Operating Revenues
Navy I partnership                  92,065           12.5         53,400           7.0          52,419           6.7
BLM partnership                     81,252           12.4         44,041           6.1          42,174           5.5
Navy II partnership                 79,592           11.3         36,389           5.0          43,054           5.5

Capacity & Bonus Revenues
Navy I partnership                  16,159            2.2         13,210           1.7          13,429           1.7
BLM partnership                     15,763            2.4         12,908           1.8          13,122           1.7
Navy II partnership                 15,836            2.2         12,978           1.8          13,195           1.7

Energy Revenues
Navy I partnership                  75,906           10.3         40,190           5.3          38,990           5.0
BLM partnership                     65,489           10.0         31,133           4.3          29,052           3.8
Navy II partnership                 63,756            9.1         23,411           3.2          29,859           3.8


     Total operating revenues for the Navy I, BLM and Navy II partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $92.1 million, $81.3 million and $79.6 million, respectively, for 2002, as compared to $53.4 million, $44.0 million and $36.4 million, respectively, for 2001, increases of 72.5%, 84.8% and 118.7%, respectively. Capacity and capacity bonus revenues for the Navy I, BLM and Navy II partnerships were $16.2 million, $15.8 million and $15.8 million, respectively, for 2002, as compared to $13.2 million, $12.9 million and $13.0 million, respectively, for 2001, increases of 22.7%, 22.5%, and 21.5%, respectively. Energy revenues for the Navy I, BLM and Navy II partnerships were $75.9 million, $65.5 million and $63.8 million, respectively, for 2002, as compared to $40.2 million, $31.1 million and $23.4 million, respectively, for 2001, increases of $35.7 million, $34.4 million and $40.4 million, respectively. The Coso partnerships' increases in operating revenues, capacity and bonus revenues and energy revenues for 2002, as compared to 2001, were primarily due to recognition of revenues generated but not recognized for the period from November 1, 2000 through March 26, 2001 discussed above. On March 1, 2002, the Navy I, BLM and Navy II partnerships received payment and recognized revenue of $37.3 million, $37.1 million and $38.0 million, respectively. The Navy I, BLM and Navy II partnerships had not recognized revenues of $22.0 million, $21.8 million and $22.7 million, respectively, for 2001. These increases were partially offset by a decrease in production during 2002 as compared to 2001.

     Total operating revenues for the Navy II partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $36.4 million for 2001, as compared to $43.1 million in 2000, a decrease of 15.5%. Total energy revenues for the Navy II partnership were $23.4 million for 2001, as compared to $29.9 million in 2000, a decrease of 21.7%. The decreases in total operating revenues and energy revenues for 2001 were primarily due to nonpayment by Edison for electricity delivered from January 1, 2001 through March 26, 2001, as compared to non-recognition of November and December revenues in 2000, resulting from the Edison's liquidity crisis discussed above, partially offset by decreases in steam transfer revenues and the previously discussed decrease in power generation.

Interest and Other Income

                                             2002                         2001                          2000
                                             ----                         ----                          -----
                                       $           cents/kWh         $           cents/kWh         $           cents/kWh
                                       -           ---------         -           ---------         -           ---------

Navy I partnership                    1,574           0.2           2,928           0.4           2,506           0.3
BLM partnership                       1,455           0.2           3,766           0.5           8,125           1.1
Navy II partnership                     894           0.1           2,883           0.4           2,868           0.4


     The Navy I partnership's interest and other income was $1.6 million in 2002, as compared to $2.9 million in 2001, a decrease of 44.8% The decrease in interest and other income for 2002, as compared to 2001, was primarily due to interest on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002. The amount was also partially offset by the collection of insurance proceeds in 2002 of $0.8 million for lost revenue caused by equipment failure.

     The BLM and Navy II partnerships interest and other income were $1.5 million and $0.9 million for 2002, respectively, as compared to $3.8 million and $2.9 million, respectively for 2001, decreases of 60.5% and 69.0%, respectively. The decreases in interest and other income for 2002, as compared to 2001, were primarily due to interest on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002.

     The Navy I partnership's interest and other income was $2.9 million in 2001, as compared to $2.5 million in 2000, an increase of 16.0%. The increase was primarily due to interest on amounts in arrears owed by Edison in 2001. The BLM partnership's interest and other income was $3.8 million in 2001, as compared to $8.1 million in 2000, a decrease of 53.1%. This decrease was primarily due to legal settlements paid during 2000, of $6.1 million from Dow Chemical Company and $600,000 for legal fees related to the Edison litigation, partially offset by an increase in interest income on amounts in arrears owed by Edison in 2001.


Plant Operations

                                            2002                          2001                          2000
                                            ----                          ----                          ----
                                     $           cents/kWh         $           cents/kWh           $           cents/kWh
                                     -           ---------         -           ---------           -           ---------

Navy I partnership                  9,832           1.3           9,010           1.2             8,609           1.1
BLM partnership                    11,748           1.8          10,221           1.4            12,008           1.6
Navy II partnership                10,304           1.5           9,679           1.3             9,409           1.2

     Operating expenses, including operating and general and administrative expense for the Navy I, BLM and Navy II partnerships were $9.8 million, $11.7 million and $10.3 million, respectively, for 2002, as compared to $9.0 million, $10.2 million and $9.7 million, respectively, for 2001, increases of 8.9%, 14.7% and 6.2%, respectively. The Coso partnerships' increases in operating expenses, including operating and general and administrative expenses for 2002, as compared to 2001, were primarily due to increases in insurance costs, property taxes and repair and maintenance projects that had been deferred in 2001 due to Edison's non-payment, partially offset by a reduction in legal costs associated with the Edison's non-payment. The increases in 2002 property taxes for the Navy I, BLM and Navy II partnerships of $670,000, $720,000 and $610,000, respectively, resulted from a correction by Inyo county to the 2001 assessment.

     The BLM partnership's operating expenses, including operating and general and administrative expenses were $10.2 million in 2001, as compared to $12.0 million in 2000, a decrease of 15.0%. The decrease in operating expenses for 2001 as compared to 2000, was primarily due to a reduction in current property taxes by an offset of a partial refund of an appealed amount and lower well maintenance and workover costs during 2001.

Royalty Expenses

                                            2002                          2001                        2000
                                            ----                          ----                        ----
                                     $           cents/kWh         $           cents/kWh         $           cents/kWh
                                     -           ---------         -           ---------         -           ---------

Navy I partnership                 12,914           1.8           9,950           1.3          10,921           1.4
BLM partnership                     2,436           0.4           5,203           0.7           4,045           0.5
Navy II partnership                 6,961           1.0           9,377           1.3          10,104           1.3

     The Navy I partnership's royalty expense was $12.9 million for 2002, as compared to $10.0 million in 2001, an increase of 29.0%. The increase was primarily due to a $6.5 million royalty reimbursement in 2001 that resulted from the modification to the calculation of the Unit 1 royalty reimbursement pricing formula. The increase was partially offset by reduced royalties resulting from the decrease in the rate of energy from 7.5 cents per kWh in 2001 to 4.7 cents per kWh in 2002, and a $1.3 million royalty reimbursement in 2002 resulting from the final modification to the calculation of the Unit 1 royalty reimbursement pricing formula.

     The BLM partnership's royalty expense was $2.4 million for 2002, as compared to $5.2 million in 2001, a decrease of 53.8%. The decrease was primarily due to reduced royalties resulting from the decrease in the rate of energy from 7.5 cents per kWh in 2001 to 4.7 cents per kWh in 2002 and a decrease in production in 2002 as compared to 2001.

     The Navy II partnership's royalty expense was $7.0 million for 2002, as compared to $9.4 million in 2001, a decrease of 25.5%. The decrease was primarily due to reduced royalties resulting from the decrease in the rate of energy from 7.5 cents per kWh in 2001 to 4.7 cents per kWh in 2002.

     The Navy I partnership's royalty expenses were $10.0 million for 2001, as compared to $10.9 million in 2000, a decrease of 8.3%. The decrease was primarily due to a $6.5 million royalty reimbursement resulting from the modification to the calculation of the Unit 1 royalty reimbursement pricing formula. The decrease was partially offset by higher royalty charges due to increased energy revenues caused by the increase in the average avoided cost of energy from 5.8 cents per kWh in 2000, to 7.5 cents per kWh in 2001. The BLM partnership's royalty expenses were $5.2 million for 2001, as compared to $4.0 million in 2000, an increase of 30.0%. The increase was due to an increase in energy revenues caused by the increase in the average avoided cost of energy from 5.8 cents per kWh in 2000, to 7.5 cents per kWh in 2001. The Navy II partnership's royalty expenses were $9.4 million for 2001, as compared to $10.1 million in 2000, a decrease of 6.9%. The decrease was due to a decrease in internally-produced steam over the same period in 2000.


Depreciation and Amortization

                                            2002                          2001                        2000
                                            ----                          ----                        ----
                                     $           cents/kWh         $           cents/kWh         $           cents/kWh
                                     -           ---------         -           ---------         -           ---------

Navy I partnership                 10,630           1.4          10,222           1.3           9,594           1.2
BLM partnership                    14,342           2.2          15,972           2.2          15,361           2.0
Navy II partnership                12,163           1.7          15,352           2.1          15,070           1.9

     The BLM partnership's depreciation and amortization expense was $14.3 million for 2002, as compared to $16.0 million in 2001, a decrease of 10.6%. The Navy II partnership's depreciation and amortization expense was $12.2 million for 2002, as compared to $15.4 million in 2001, a decrease of 20.8%. These decreases in depreciation and amortization expense for 2002, as compared to the same period in 2001, were due to older wells being fully depreciated during 2002.

     The Navy I partnership's depreciation and amortization expense was $10.2 million for 2001, as compared to $9.6 million in 2000, an increase of 6.3%. The Navy I Partnership's increase in depreciation and amortization expense for 2001, as compared to the same period in 2000, was primarily due to an increase in capitalized assets in 2001.

Interest Expense

                                            2002                          2001                        2000
                                            ----                          ----                        ----
                                     $           cents/kWh         $           cents/kWh         $           cents/kWh
                                     -           ---------         -           ---------         -           ---------

Navy I partnership                 10,836           1.5          11,732           1.5          12,493           1.6
BLM partnership                     8,567           1.3           8,958           1.2           9,174           1.2
Navy II partnership                 7,538           1.1           8,128           1.1           9,130           1.2

     The Navy I partnership's interest expense was $10.8 million for 2002, as compared to $11.7 million in 2001, a decrease of 7.7%. The Navy II partnership's interest expense was $7.5 million for 2002, as compared to $8.1 million in 2001, a decrease of 7.4%. These decreases in interest expense for 2002, as compared to the same period in 2001, were due to reductions in the principal amount of the project loan from Funding Corp.

     The Navy I partnership's interest expense was $11.7 million for 2001, as compared to $12.5 million in 2000, a decrease of 6.4%. The Navy II partnership's interest expense was $8.1 million for 2001, as compared to $9.1 million in 2000, a decrease of 11.0%. These decreases in interest expense for 2001, as compared to the same period in 2000, were due to reductions in the principal amount of the project loan from Funding Corp.


Liquidity and Capital Resources

     Each of the Navy I partnership, the BLM partnership and the Navy II partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. As of December 2001, the 6.8% notes were repaid, subsequently leaving the Coso partnerships with more cash flow annually. The Coso partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and operating costs, distributions to partners and payments with respect to the project debt.

     The Coso partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. Pending a response from the California Supreme Court, the Agreement remains in full force and effect. Immediately after this settlement, Edison and each of the Coso partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 1, 2000 through March 26, 2001. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso partnerships ability to make debt service payments to Funding Corp., as they come due under the Funding Corp. notes.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. In the first quarter of 2002, the Navy I, BLM and Navy II partnerships recognized revenue for energy delivered during that period of $37.3 million, $37.1 million and $38.0 million, respectively.

     The following table sets forth a summary of each Coso partnership's cash flows for the years ended December 31, 2002, December 31, 2001, and December 31, 2000.

                                                                2002             2001             2000
                                                                ----             ----             ----
Navy I partnership (stand alone)
 Net cash provided by operating activities                   $ 64,399         $ 17,112         $ 29,168
 Net cash provided by (used in) investing activities          (12,724)           1,235           (1,638)
 Net cash (used in) financing activities                      (47,724)         (21,589)         (31,845)
                                                              --------         --------         --------
   Net change in cash and cash equivalents                   $  3,951         $ (3,242)        $ (4,315)
                                                              ========         ========         ========

BLM partnership (stand alone)
 Net cash provided by operating activities                   $ 49,215         $ 24,722         $ 32,806
 Net cash provided by (used in) investing activities              101           (2,431)          (6,876)
 Net cash (used in) financing activities                      (47,893)         (28,153)         (26,491)
                                                              --------         --------         --------
   Net change in cash and cash equivalents                   $  1,423         $ (5,862)        $   (561)
                                                              ========         ========         ========

Navy II partnership (stand alone)
 Net cash provided by operating activities                   $ 30,881         $ 18,504         $ 36,887
 Net cash provided by (used in) investing activities           (6,096)           4,551           42,556
 Net cash (used in) financing activities                      (23,961)         (30,796)         (77,722)
                                                              --------         --------         --------
   Net change in cash and cash equivalents                   $    824         $ (7,741)        $  1,721
                                                              ========         ========         ========

     The Navy I partnership's cash flows from operating activities increased by $47.3 million in 2002, as compared to 2001, primarily due to an increase in net income resulting from Edison's payment received for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001 and a decrease in amounts due from related parties.

     Cash used in investing activities at the Navy I partnership increased by $13.9 million in 2002, as compared to 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp. and an increase in capital expenditures in 2002.

     The Navy I partnership's cash used in financing activities increased by $26.1 million in 2002, as compared to 2001, due to an increase in partner distributions in 2002.

     The BLM partnership's cash flows from operating activities increased by $24.5 million in 2002, as compared to 2001, primarily due to an increase in net income resulting from Edison's payment received for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001, partially offset by increases in amounts due to related parties and trade payables.

     Cash used in investing activities at the BLM partnership decreased by $2.5 million in 2002, as compared to 2001, primarily due to a decrease in capital expenditures partially offset by an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The BLM partnership's cash used in financing  activities increased by $19.7
million  in  2002,  as  compared  to  2001,   due  to  an  increase  in  partner
distributions in 2002.

     The Navy II partnership's cash flows from operating activities increased by $12.4 million in 2002, as compared to 2001, primarily due to an increase in net income resulting from Edison's payment received for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001, partially offset by increases in amounts due to related parties and trade payables.

     Cash used in investing activities at the Navy II Partnership increased by $10.6 million in 2002, as compared to 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp. and an increase in capital expenditures in 2002.

     The Navy II partnership's cash used in financing activities decreased by $6.8 million in 2002, as compared to 2001, due to lower repayments of the project loan from Funding Corp.

     The Navy I partnership's cash flows from operating activities decreased by $12.1 million in 2001 as compared to 2000, primarily due to increases in accounts receivable and related parties receivables.

     Cash from investing activities at the Navy I partnership increased by $2.9 million in 2001 as compared to 2000, primarily due to a decrease in capital expenditures in 2001.

     The Navy I partnership's cash flows used in financing activities decreased by $10.3 million in 2001 as compared to 2000, primarily due to a decrease in the payment amount on the project loan from Funding Corp., and a reduction in the distributions paid in 2001.

     The BLM partnership's cash flows from operating activities decreased by $8.1 million in 2001 as compared to 2000, primarily due to an increase in accounts receivable, partially offset by increases in related parties payables.

     Cash used in investing activities at the BLM partnership decreased by $4.4 million in 2001 as compared to 2000, primarily due to a decrease in restricted cash requirements associated with the project loan from Funding Corp., partially offset by an increase in capital expenditures in 2001.

     The BLM partnership's cash used in financing activities increased by $1.7 million in 2001 as compared to 2000, primarily due to an increase in distributions in 2001, partially offset by lower repayments of the project loan from Funding Corp.

     The Navy II partnership's cash flows from operating activities decreased by $18.4 million in 2001 as compared to 2000, primarily due to the increase in accounts receivable, partially offset by an increase in amounts due to related parties.

     Cash flows from investing activities at the Navy II partnership decreased by $38.0 million in 2001 as compared to 2000, primarily due to lower repayments of the project loan from Funding Corp., and decreases in 2001 capital expenditures.

     The Navy II partnership's cash used in financing activities decreased by $46.9 million in 2001 as compared to 2000, primarily due to lower repayments of the project loan from Funding Corp.

     The following is a summary of the Coso partnerships material contractual obligations (in millions):

                                                         Less than        1-3            4-5           More than
        Contractual Obligations           Total           1 Year         Years          Years           5 Years
        -----------------------           -----           ------         -----          -----           -------
Project Loans....................      $ 281,231        $  27,618     $  66,812      $  85,705        $ 101,096
Other long-term obligations......          5,040              720         1,440          1,440            1,440
                                         -------           ------        ------         ------          -------
                                       $ 286,271        $  28,338     $  68,252      $  87,145        $ 102,536

     The project loans were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA. (see Item 8).

     Other long-term obligations relate to Unit 1 at Navy 1, whereby the Navy I partnership is obligated to pay the U.S. Navy the sum of $25.0 million on or before December 31, 2009, the expiration date of the term of the U.S. Navy contract. Payment of this obligation will be made from an established sinking fund which the Navy I partnership has been making payments to since 1987. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25.0 million. Currently, the monthly amount to be deposited is approximately $60,000 (see Item 8).

Critical Accounting Policies and Estimates

     Preparation of this Annual Report on Form 10-K requires the Coso partnerships to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Coso partnerships' financial statements, and the reported amounts of revenue and expenses during the reporting period. The Coso partnerships' critical accounting policies, including the assumptions and judgments underlying them, are disclosed under the caption "Summary of Significant Accounting Policies" under Item 8. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods and asset impairment recognition. While policies associated with estimates and judgments may be affected by different assumption or condition, the Coso partnerships' believes its estimates and judgments associated with the reported amounts are appropriate. Actual results may differ from those estimates.

     The Company considers the policies discussed below as critical to an understanding of the Coso partnerships' financial statements as application of these policies places the most significant demands on management's judgment, with financial reporting results relying on the estimation of matters that are uncertain.

     Accounts Receivable and Revenue Recognition - Operating revenues are recognized as income during the period in which electricity is delivered to Edison. In the event that Edison is not able to make payment on amounts due, and collection is not reasonably assured, the Coso partnerships' will not recognize revenue for energy delivered, until payment is collected.

     Impairment of Long-Lived Assets - Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Asset Retirement Obligations - The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This policy will be applied to the financial statements for the Coso partnerships' for the fiscal year beginning January 1, 2003.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.


Risk Factors

     Operating the Coso projects involves, among other things, general economic, financial, competitive, legislative, regulatory and other factors that are beyond management's control. Changes in these factors could make it more expensive to operate the Coso projects, or require additional capital expenditures, or reduce certain benefits currently available to the Coso partnerships. There are a variety of other risks that affect the Coso projects, some of which are beyond management's control, including:

     * One or more of the Coso projects could perform below expected levels of output or efficiency;

     * In light of the uncertainty of the Western energy markets, Edison's financial viability may be considered uncertain. If Edison were to enter into bankruptcy proceedings, the power purchase contracts could be amended and any accounts receivable from Edison could be reduced or eliminated;

     *    The Coso geothermal resource could be interrupted or unavailable;

     *    Operating and royalty costs could increase;

     *    Changes  in  the  regulatory   structure   which  govern  the  current
          operations of the Coso partnerships.

     * Future competition may lead to an accelerated depletion of the resource;

     *    Energy prices paid by Edison could decrease or terminate;

     *    Delivery of electrical energy to Edison could be disrupted;

     * Environmental problems could arise which could lead to fines or a shutdown of one or more plants;

     * Plant units and equipment have broken down or failed in the past and could break down or fail in the future;

     *    The operators of the Coso projects could suffer labor disputes;

     *    The   government   could  change  permit  or   governmental   approval
          requirements restricting operations;

     * Third parties could fail to perform their contractual obligations to the Coso partnerships; and

     * Catastrophic events, such as fires, earthquakes, explosions, floods, severe storms or other occurrences including terrorism or war, could affect one or more of the Coso projects, the Navy or Edison.

     In addition, the Coso partnerships must meet specified performance requirements under their respective power purchase agreements during the months of June through September to continue to qualify for the maximum capacity and capacity bonus payments. If one or more of the events listed above occur and substantially affect the performance of one or more of the plants during these months, operating revenues would be significantly decreased.


Item 8. Financial Statements and Supplementary Data.


                        CAITHNESS COSO FUNDING CORP. AND
                          COSO OPERATING PARTNERSHIPS

                                           Index                           Page
                                           -----                           ----

Caithness Coso Funding Corp:
----------------------------
KPMG LLP Independent Auditors' Report                                      F-1
Balance Sheets as of December 31, 2002 and 2001                            F-2
Statement of Income for the years ended
   December 31, 2002, 2001 and 2000                                        F-3
Statement of Cash Flows for the years
   ended December 31, 2002, 2001 and 2000                                  F-4
Notes to Financial Statements                                              F-5

Coso Finance Partners:
----------------------
KPMG LLP Independent Auditors' Report                                      F-6
Balance Sheets as of December 31, 2002 and 2001                            F-7
Statement of Operations for the years ended
   December 31, 2002, 2001 and 2000                                        F-8
Statement of Partners' Capital for the years ended
   December 31, 2002, 2001 and 2000                                        F-9
Statement of Cash Flows for the years
   ended December 31, 2002, 2001 and 2000                                  F-10
Notes to Financial Statements                                              F-11

Coso Energy Developers:
-----------------------
KPMG LLP Independent Auditors' Report                                      F-12
Balance Sheets as of December 31, 2002 and 2001                            F-13
Statement of Operations for the years ended
   December 31, 2002, 2001 and 2000                                        F-14
Statement of Partners' Capital for the years ended
   December 31, 2002, 2001 and 2000                                        F-15
Statement of Cash Flows for the years
   ended December 31, 2002, 2001 and 2000                                  F-16
Notes to Financial Statements                                              F-17

Coso Power Developers:
----------------------
KPMG LLP Independent Auditors' Report                                      F-18
Balance Sheets as of December 31, 2002 and 2001                            F-19
Statement of Operations for the years ended
   December 31, 2002, 2001 and 2000                                        F-20
Statement of Partners' Capital for the years ended
   December 31, 2002, 2001 and 2000                                        F-21
Statement of Cash Flows for the years
   ended December 31, 2002, 2001 and 2000                                  F-22
Notes to Financial Statements                                              F-23

Supplemental Unaudited Condensed quarterly Financial
information for 2002, 2001 and 2000                                        F-24

Coso Partnerships:
------------------
Supplemental Condensed Combined Financial
   Information for the Coso Partnerships:
Unaudited Condensed Combined Balance Sheets as
   of December 31, 2002 and 2001                                           F-25
Unaudited Condensed Combined Statements of
   Operations for the years ended
   December 31, 2002, 2001 and 2000                                        F-26
Unaudited Condensed Combined Statements of
   Cash Flows for the years ended
   December 31, 2002, 2001 and 2000                                        F-27
Notes to the Unaudited Condensed Combined
   Financial Statements                                                    F-28

                          Independent Auditors' Report


The Partners
Caithness Coso Funding Corp.:


We have audited the accompanying balance sheets of Caithness Coso Funding Corp. as of December 31, 2002 and 2001, and the related statements of income and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caithness Coso Funding Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


February 28, 2003


/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                    CAITHNESS COSO FUNDING CORP.

                                                           Balance Sheets

                                                     December 31, 2002 and 2001

                                                       (Dollars in thousands)

                 Assets                                                     2002                  2001
                                                                        ------------          ------------
Accrued interest receivable                                         $       1,130                 1,225
Project loan to Coso Finance Partners                                     110,955               122,550
Project loan to Coso Energy Developers                                     89,875                96,250
Project loan to Coso Power Developers                                      80,401                84,200
                                                                        ------------          ------------

               Total assets                                         $     282,361               304,225
                                                                        ============          ============
                 Liabilities and Stockholders' Equity
Senior secured notes:
     Accrued interest payable                                       $       1,130                 1,225
     9.05% notes due December 15, 2009                                    281,231               303,000
                                                                        ------------          ------------

               Total liabilities                                          282,361               304,225

Stockholders' equity (note 5)                                                 --                    --
                                                                        ------------          ------------

               Total liabilities and stockholders' equity           $     282,361               304,225
                                                                        ============          ============

See accompanying notes to financial statements.

                                                CAITHNESS COSO FUNDING CORP.

                                                    Statements of Income

                                        Years ended December 31, 2002, 2001, and 2000

                                                   (Dollars in thousands)



                                                                     2002                  2001                  2000
                                                                --------------        --------------        --------------
Revenue:
     Interest income                                        $        26,931               28,820                30,799

Expense:
     Interest expense                                               (26,931)             (28,820)              (30,799)
                                                                 --------------       --------------        --------------

Net income                                                  $           --                   --                    --
                                                                 ==============       ==============        ==============

See accompanying notes to financial statements.

                                                  CAITHNESS COSO FUNDING CORP.

                                                    Statements of Cash Flows

                                          Years ended December 31, 2002, 2001, and 2000

                                                     (Dollars in thousands)



                                                                    2002                   2001                 2000
                                                               ---------------       ---------------       ---------------
Cash flows from investing activities                      $        21,864                 27,128                83,039
                                                               ---------------       ---------------       ---------------

Cash flows from financing activities                              (21,864)               (27,128)              (83,039)
                                                               ---------------       ---------------       ---------------
             Net changes in cash                                      --                     --                    --

Cash at beginning of year                                             --                     --                    --
                                                               ---------------       ---------------       ---------------

Cash at end of year                                       $           --                     --                    --
                                                               ===============       ===============       ===============
Supplemental cash flow disclosures:
     Interest paid                                        $        27,026                 28,881                30,905


See accompanying notes to financial statements.

                          CAITHNESS COSO FUNDING CORP.

                          Notes to Financial Statements

                        December 31, 2002, 2001, and 2000

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

     On May 28,  1999,  Funding  Corp.  sold  $413,000  of Notes  (see  note 4).
     Pursuant to separate credit agreements between Funding Corp. and each partnership (Credit Agreements), the net proceeds from the offering of the Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans (see note 3). Funding Corp. has no material assets, other than the project loans, and does not conduct any operations apart from issuing the Notes and making the project loans to the Partnerships.

(2)  Summary of Significant Accounting Policies

     (a)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders' equity, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Fair Value of Financial Instruments

          Based on quoted market rates of the Notes, the fair value of the project loans and underlying Notes as of December 31, 2002 and 2001 is $281,231 and $303,000, respectively.

     (c)  New Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Assets Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Funding Corp.'s results of operations and financial position is being evaluated. Funding Corp. cannot currently estimate the financial impact at the date of adoption as Funding Corp. has not yet completed its evaluation.

          The FASB issued FAS Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
          Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Statement is being applied prospectively, to guarantees issued or modified after December 31, 2002. At December 31,2002, Funding Corp.'s only guarantees relate to the project loans (see note 4). This guarantee is not within the scope of FIN 45. Adoption of the Interpretation is not expected to have an impact on the Funding Corp.'s results of operations or financial position.

(3)  Project Loans to the Partnerships

     Pursuant to each Credit Agreement, each partnership shall make project loan payments in scheduled installment amounts which, in the aggregate, are sufficient to enable Funding Corp. to pay scheduled principal and interest on the Notes (see note 4).

     The Notes are general obligations of Funding Corp., and are secured and perfected by: (1) first priority pledge of the promissory notes evidencing each partnership's obligation to repay the loan; (2) first priority lien on the funds in the debt service cash accounts of the Partnerships; and
     (3) first priority pledge of all of the outstanding capital stock of Funding Corp. These obligations are unconditionally guaranteed by the Partnerships and are secured and perfected by substantially all assets of the Partnerships and the equity interests in the Partnerships. Funding Corp., CPD, CED, and CFP are jointly and severally liable for the repayment of the Notes.

(4)  Senior Secured Notes

     On May 28, 1999, Funding Corp. completed a $413,000 underwritten public debt offering consisting of $110,000 6.8% Notes due 2001 and $303,000 9.05% Notes due 2009. The Notes were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA.
     Payment of the Notes is provided for by payments to be made by the Partnerships on their respective project loans (see note 3). Interest is payable each June 15 and December 15.

     The annual maturity of the Notes for each year ending December 31 is as follows:

                                                  Amount
                                               ------------
                      2003                  $     27,618
                      2004                        31,332
                      2005                        35,480
                      2006                        38,286
                      2007                        47,419
                      Thereafter                 101,096
                                               ------------
                                            $    281,231
                                               ============

     The Note indentures contain certain restrictive covenants that, among other things, limit the ability to incur additional indebtedness, release funds from reverse accounts, make distributions, create loans, and enter into any transaction, merger, or consolidation.

(5)  Stockholders' Equity

     Funding Corp. is authorized to issue 1,000 shares of common stock, one cent par value per share. Upon incorporating in 1999, Funding Corp. issued 100 common shares to CFP, CED, and CPD.

(6)  Risks and Uncertainties

     The Partnership's future results of operations involve a number of risks and uncertainties. Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have led to significant increases in wholesale electricity prices in California. Southern California Edison (Edison) is the only customer of the Partnerships. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payment for energy provided, including the energy provided by the Partnerships, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission
     (CPUC) order, Edison resumed making payments to the Partnerships beginning with power generated on March 27, 2001. Edison also made payments equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to an agreement (the Agreement), which Edison entered into on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001 and received CPUC approval in January 2002, established May 1, 2002 as the date when the Partnerships will begin receiving a fixed energy rate of 5.37 cents per kwh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnerships based on its avoided cost of energy until their respective power purchase agreement expires. Beyond the five-year period, the Partnerships cannot predict the likely level of avoided cost of energy prices under their respective power purchase contract and, accordingly, the revenues generated by the Partnerships could fluctuate significantly.

     As of December 31, 2001, the Partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnerships did not recognize revenue from Edison for energy delivered during the period January 1, 2001 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Partnerships for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnerships recognized revenue for such electricity deliveries in March, 2002.

                          Independent Auditors' Report


The Partners and Management Committee
Coso Finance Partners:


We have audited the accompanying balance sheets of Coso Finance Partners as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Finance Partners as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


February 28, 2003



/s/ KPMG, LLP
-------------
    KPMP, LLP

                                                      COSO FINANCE PARTNERS

                                                         Balance Sheets

                                                   December 31, 2002 and 2001

                                                     (Dollars in thousands)

                  Assets                                                          2002                  2001
                                                                             ---------------       ---------------

Cash and cash equivalents                                                $         4,215                   264
Restricted cash and investments (note 2)                                          28,692                21,325
Accounts receivable, net (note 2)                                                  7,431                 3,454
Prepaid expenses and other assets                                                  1,068                   650
Amounts due from related parties (note 7)                                          1,190                 9,362
Property, plant, and equipment, net (note 4)                                     136,313               140,437
Advances to New CLPSI Company, LLC (note 3)                                        4,010                 4,005
Power purchase contract, net (note 2)                                              9,945                11,093
Deferred financing costs, net (note 2)                                             2,208                 2,524
                                                                             ---------------       ---------------

              Total assets                                                $      195,072               193,114
                                                                             ===============       ===============

                  Liabilities and Partners' Capital

Accounts payable and accrued liabilities (notes 5 and 8)                  $       18,242                17,578
Amounts due to related parties (note 7)                                              467                   561
Project loans (note 6)                                                           110,955               122,550
                                                                             ---------------       ---------------

              Total liabilities                                                  129,664               140,689

Commitments and contingencies (notes 5, 6, and 9)

Partners' capital                                                                 65,408                52,425
                                                                             ---------------       ---------------

              Total liabilities and partners' capital                     $      195,072               193,114
                                                                             ===============       ===============

See accompanying notes to financial statements.

                                                    COSO FINANCE PARTNERS

                                                  Statements of Operations

                                        Years ended December 31, 2002, 2001, and 2000

                                                   (Dollars in thousands)



                                                                 2002                  2001                  2000
                                                           ------------------    ------------------    ------------------
Revenue:
  Energy revenues (notes 2, 7, and 9)                     $      75,906                40,190                38,990
  Capacity and bonus payments                                    16,159                13,210                13,429
  Interest and other income                                       1,574                 2,928                 2,506

                                                           ------------------    ------------------    ------------------

              Total revenue                                      93,639                56,328                54,925
                                                           ------------------    ------------------    ------------------

Operating expenses:
  Plant operating expenses                                        9,832                 9,010                 8,609
  Royalty expense (note 5)                                       12,914                 9,950                10,921
  Depreciation and amortizatio                                   10,630                10,222                 9,594
                                                           ------------------    ------------------    ------------------

              Total operating expenses                           33,376                29,182                29,124
                                                           ------------------    ------------------    ------------------

              Operating income                                   60,263                27,146                25,801
                                                           ------------------    ------------------    ------------------

Other expenses:
  Interest expense                                               10,836                11,732                12,493
  Amortization of deferred financing costs                          315                   705                   520
                                                           ------------------    ------------------    ------------------

              Total other expenses                               11,151                12,437                13,013
                                                           ------------------    ------------------    ------------------

              Net income                                  $      49,112                14,709                12,788
                                                           ==================    ==================    ==================

See accompanying notes to financial statements.

                                                    COSO FINANCE PARTNERS

                                               Statements of Partner'S Capital

                                        Years ended December 31, 2002, 2001, and 2000

                                                   (Dollars in thousands)



                                                                                   New CLOC
                                                                ESCA               Company,
                                                                 LLC                  LLC                 Total
                                                          ------------------   ------------------   -------------------
Balance at December 31, 1999                              $     27,943               21,419                49,362

Net income                                                       6,854                5,934                12,788

Distributions to partners                                       (8,190)              (7,089)              (15,279)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2000                                    26,607               20,264                46,871

Net income                                                       7,884                6,825                14,709

Distributions to partners                                       (4,907)              (4,248)               (9,155)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2001                                    29,584               22,841                52,425

Net income                                                      26,324               22,788                49,112

Distributions to partners                                      (19,365)             (16,764)              (36,129)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2002                              $     36,543               28,865                65,408
                                                          ==================   ==================   ===================

See accompanying notes to financial statements.

                                                     COSO FINANCE PARTNERS

                                                   Statements of Cash Flows

                                         Years ended December 31, 2002, 2001, and 2000

                                                    (Dollars in thousands)



                                                                     2002                 2001                 2000
                                                               ------------------   -----------------    -----------------
Cash flows from operating activities:
  Net income                                                   $     49,112              14,709               12,788
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                 10,630              10,222                9,594
       Amortization of deferred financing costs                         315                 705                  520
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
           and other assets                                          (4,395)             (2,774)               4,304
         Advances to New CLPSI Company, LLC                              (5)                 67                  140
         Accounts payable and accrued liabilities                       664               1,721                 (859)
         Amounts due from related parties                             8,172              (7,402)               2,548
         Amounts due to related parties                                 (94)               (136)                 133
                                                               ------------------   -----------------    -----------------

           Net cash provided by operating activities                 64,399              17,112               29,168
                                                               ------------------   -----------------    -----------------
Cash flows from investing activities:
  Capital expenditures                                               (5,357)               (436)              (3,643)
  Decrease (increase) in restricted cash                             (7,367)              1,671                2,005
                                                               ------------------   -----------------    -----------------
           Net cash provided by (used in)
             investing activities                                   (12,724)              1,235               (1,638)
                                                               ------------------   -----------------    -----------------
Cash flows from financing activities:
  Distributions to partners                                         (36,129)             (9,155)             (15,279)
  Repayment of project financing loans                              (11,595)            (12,434)             (16,566)
                                                               ------------------   -----------------    -----------------
           Net cash used in financing
             activities                                             (47,724)            (21,589)             (31,845)
                                                               ------------------   -----------------    -----------------

           Net change in cash and cash equivalents                    3,951              (3,242)              (4,315)

Cash and cash equivalents at beginning of year                          264               3,506                7,821
                                                               ------------------   -----------------    -----------------

Cash and cash equivalents at end of year                       $      4,215                 264                3,506
                                                               ==================   =================    =================

Supplemental cash flow disclosure:
  Cash paid for interest                                       $     10,880              11,763               12,532


See accompanying notes to financial statements.

                              COSO FINANCE PARTNERS

                          Notes to Financial Statements

                        December 31, 2002, 2001, and 2000

                             (Dollars in thousands)




(1)  Organization, Operation, and Business of the Partnership

     Coso Finance Partners (CFP or the Partnership) and Coso Finance Partners II (CFP II) were formed on July 7, 1987 in connection with the refinancing of the construction of a 30-net-megawatt (NMW) geothermal power plant and the expansion of that power plant from 30 NMW to approximately 80 NMW, constructed on behalf of China Lake Joint Venture (CLJV) on land at the China Lake Naval Air Weapons Station, Coso Hot Springs, China Lake, California.

     CFP acquired the assets and assumed the liabilities of CLJV insofar as they related to the first turbine generator set of the power plant and the related geothermal resources. CFP II acquired the assets and assumed the liabilities of CLJV insofar as they related to the second and third turbine generator sets, together with the related geothermal resources. The three turbine generators that comprise the power plant have the capacity to produce an aggregate of approximately 80 NMWs. CFP and CFP II were formed as separate entities in order to facilitate bank financing of the completed power plant and power plants under construction, respectively. In 1988, CFP II assigned its assets and liabilities to CFP in exchange for a royalty of 5% of the value of the steam produced.

     In May of 1999, CFP merged with CFP II, with CFP surviving as a general partnership owned by ESCA LLC (ESCA) and New CLOC Company, LLC (New CLOC), both of which are affiliated Delaware limited liability companies.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract (PPC) expiring in 2011. Under the terms of the PPC, Edison makes payments to CFP as follows:

* Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In August 1997, the Partnership completed the first ten-year period. At that time, Edison ceased paying the scheduled energy rates. The average rate of energy paid to the Partnership for the years ended December 31, 2002, 2001, and 2000 was 4.66, 7.46, and 5.80 cents per
     kilowatt (kWh),    respectively.   Edison   entered   into   an   agreement
     (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date from which the Partnership receives a fixed energy rate of
     5.37 cents per kWh for five (5) years. From January 1, 2002 through April 30, 2002, CFP elected to receive from Edison a fixed energy rate of
     3.25 cents per kWh. Starting May 1, 2002, CFP received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until its PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

* Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the PPC. In 2002, 2001, and 2000, the bonus payments aggregated $2,176, $2,237, and $2,250, respectively.

Coso Operating Company LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and all administrative services through December 31, 2009 pursuant to certain operation and maintenance agreements with New CLOC, the managing general partner.

The partnership agreement provides that distributable cash flow is allocated 53.6% and 46.4% to ESCA and New CLOC, respectively. For purposes of allocating net income to partner's capital accounts, profits and losses are allocated based on the aforementioned cash flow percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreements.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. In addition, the U.S. Navy
     (Navy) reimburses CFP for electricity paid on their behalf (see note 5). As of December 31, 2002 and 2001, the balance due from the Navy was $1,300 and $1,218, respectively.

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CFP's PPC with Edison through August 1997. From August 1997 through December 31, 2001, and subsequent to the five-year period stated in the Agreement, except for the period January 1, 2002 through April 30, 2002, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement, as amended, which received CPUC approval in January of 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $37,253 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 of $15,234 was reclassified as a reduction of revenue to conform with the 2001 presentation. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $37,253 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenue for such electricity deliveries in March 2002.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

     Depreciation of the operating power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Partnership's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the  adoption  of SFAS No.  144,  the  Partnership  accounted  for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful life of the respective assets. These deferred costs of $215 and $490 at December 31, 2002 and 2001, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three to four years from the point of completion.

     Production and injection rework costs are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, such costs were $305, $561, and $42, respectively.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2002 and 2001 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Accumulated amortization at December 31, 2002 and 2001 was $1,913 and $1,598, respectively.

     Intangible Asset

     Intangible asset as of December 31, 2002 and 2001 consists of the PPC that is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2011. Annual amortization of the PPC is $1,148. The PPC consists of a gross carrying amount of $14,344, and accumulated amortization at December 31, 2002 and 2001 was $4,399 and $3,251, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2002 and 2001 was $133,736 and $136,746, respectively.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2002 and 2001, all of the Partnership's investments, totaling $2,100 in each year, were classified as held to maturity and reported at amortized cost. Restricted cash and investments include a capital expenditure reserve and a sinking fund related to a lump-sum royalty payment of $25,000 to be paid to the Navy in 2009 (see note 5) totaling $11,957 and $10,894 at December 31, 2002 and 2001, respectively. This sinking fund account includes $2,100 of various mortgage-backed securities with maturities in 2007. These mortgage-backed securities mature as follows: $1,620 on October 24, 2007 and $480 on November 5, 2007. Restricted cash and investments also includes a sinking fund for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2002 and 2001 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses, and allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2002 and 2001, because of the relatively short maturities of these instruments. The project loan as of December 31, 2002 and 2001 has an estimated fair value of $110,955 and $122,550, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The advances to New CLPSI Company, LLC (see note 3) approximate the fair value.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on the Partnership's results of operations and financial position is being evaluated. While it is likely there will ultimately be material obligations related to the future retirement of assets such as geothermal plants and transmission lines, the Partnership cannot currently estimate the financial impact at the date of adoption as the Partnership has not yet completed its evaluation.

     The FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Values of Financial Instruments, and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Statement is being applied prospectively, to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Partnerships' only guarantees relate to the project loans (see note 6). This guarantee is not within the scope of FIN 45. Adoption of the Interpretation is not expected to have an impact on the Partnership's results of operations or financial position.

(3)  Advances to New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of Caithness Acquisition Company, LLC (CAC). CLPSI purchases, stores, and distributes spare parts to CFP, Coso Energy Developers (CED) and Coso Power Developers
     (CPD), collectively known as the Coso Partnerships. Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CFP's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of other facilities at amounts sufficient for CLPSI to recover its operating costs.

(4)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2002 and 2001 consist of the following:

                                                         2002          2001
                                                         ----          ----
       Power plant and gathering system           $    155,714       154,506
       Transmission line                                 5,746         5,746
       Wells and resource development costs             72,982        68,832
                                                       -------       -------
                                                       234,442       229,084
       Less accumulated depreciation and
           amortization                                (98,129)      (88,647)
                                                       -------       -------
                                                  $    136,313       140,437
                                                       =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(5)  Royalty Expense

     Royalty expense for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

                               2002          2001          2000
                               ----          ----          ----
     Unit 1                $   6,281         4,889         3,824
     Units 2 and 3             6,633         5,061         7,097
                              ------         -----        ------
     Total                 $  12,914         9,950        10,921
                              ======         =====        ======

     The Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the Navy by Edison from electricity generated at the CFP plant. The reimbursement is based on a pricing formula that is included in the Navy contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the CPUC. In October 2002 and November 2001, a modification to the calculation of the reimbursement pricing formula was made to the Navy contract resulting in a reduction of accrued royalties of $1.3 million and $6.5 million, respectively. For Units 2 and 3, the Partnership's royalty expense paid to the Navy is a fixed percentage of electricity sales at 15% of revenue received by the Partnership through 2003, and will increase to 20% from 2004 through 2009. Discussions with the Navy are continuing to readjust the formula to reflect recent activity in the local energy market.

     In addition, CFP is required to pay the Navy $25,000 in December 2009, the date the contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25,000. Currently, the monthly amount to be deposited is approximately $60. The balance included in accounts payable and accrued liabilities at December 31, 2002 and 2001 was $12,076 and $11,098, respectively.

(6)  Project Loans

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships, raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $151,550 to CFP from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $29,000 at 6.80% which was paid off on December 15, 2001, and another of $122,550 at 9.05% which has payments due at various dates through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                     Amount
                                                     ------
                  2003                           $   13,408
                  2004                               10,694
                  2005                               15,100
                  2006                               16,160
                  2007                               17,337
               Thereafter                            38,256
                                                    -------
                                                 $  110,955
                                                    =======



     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CED are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                     Amount
                                                     ------
                  2003                           $   27,618
                  2004                               31,332
                  2005                               35,480
                  2006                               38,286
                  2007                               47,419
               Thereafter                           101,096
                                                    -------
                                                 $  281,231
                                                    =======



(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2002 and 2001 consist of the following:

                                                        2002           2001
                                                        ----           ----
     Amounts due from related parties:
       Coso Operating Company, LLC                  $    208            231
       CPD for steam sharing                             563          7,376
       CED for steam sharing                             419          1,755
                                                       -----          -----
                                                    $  1,190          9,362
                                                       =====          =====
     Amounts due to related parties:
       Caithness Coso Funding Corp.                 $    446            494
       Caithness Operating Company, LLC                   21             67
                                                       -----          -----
                                                    $    467            561
                                                       =====          =====

     COC is reimbursed monthly for nonthird-party costs incurred on behalf of CFP. These costs are comprised principally of direct operating costs of the CFP geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. The amount due to COC relates to reimbursements for payment of operating expenses.

     CFP is charged a nonmanaging fee payable to ESCA or its assignee. For the years ended December 31, 2002, 2001, and 2000, CFP paid $241, $237, and $234, respectively.

     The amount due to Funding Corp. is accrued interest for 15 days in December related to the project loan (see note 6).

     CFP is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CFP from CLPSI in 2002, 2001, and 2000, which are included in plant operating expenses, were approximately $96, $147, and $43, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CFP steam sharing revenue, net of royalties and other related costs, amounted to $5,801, $7,938, and $5,962 in 2002, 2001, and 2000, respectively.

(8)  Settlement of Litigation

     In February 2000, the Coso Partnerships reached a settlement with Edison, subject to the approval of the CPUC. Approval of the CPUC was received in December 2000. On March 1, 2002, the cost of the settlement was paid when the case was dismissed based upon completion of certain obligations under the settlement agreement.

(9)  Commitments and Contingencies

     Settlement Agreement Between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the 9th Circuit Court of Appeals request to address the issues referred to it in the September 23rd ruling. Pending the findings of the California Supreme Court on the matters relating to state law, the Agreement remains in full force and effect.

     Court of Appeals Decision on Line Loss Factor

     Edison filed a petition for a writ of review of the January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. The Partnership plans to appeal this decision in the California Court of Appeals. Based on these decisions it may be determined that payments between January 2001 and May 2002 that applied the
     0.95 minimum line loss factor resulted in overpayments to the Coso Partnerships and that the Coso Partnerships may have to have future payments offset by such amounts deemed overpayments. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. CFP cannot predict whether any subsequent action regarding this matter will be successful.

     Court of Appeals Decision on Retroactive Application of Short Run Avoided Cost Rates

     On March 27, 2001, the CPUC instituted a new formula to measure Edison's short run avoided costs (SRAC), which is the basis for a portion of the payments that Edison makes to the Partnership under the PPC. In a decision dated September 4, 2002, the California Court of Appeals ruled that the CPUC erred in not considering the possible retroactive application of the revised SRAC formula to deliveries beginning on December 1, 2000. The California Court of Appeals remanded the matter back to the CPUC to make such a consideration.

                          Independent Auditors' Report


The Partners and Management Committee
Coso Energy Developers:


We have audited the accompanying balance sheets of Coso Energy Developers as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Energy Developers as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



February 28, 2003


/S/ KPMG, LLP
-------------
    KPMG, LLP

                                                       COSO ENERGY DEVELOPERS

                                                           Balance Sheets

                                                     December 31, 2002 and 2001

                                                       (Dollars in thousands)

                   Assets                                                           2002                   2001
                                                                              ---------------        ---------------
Cash and cash equivalents                                                 $         1,423                     --
Restricted cash and investments                                                     6,646                  7,368
Accounts receivable, net (note 2)                                                   6,681                  2,939
Prepaid expenses and other assets                                                   1,370                    849
Amounts due from related parties (note 7)                                             421                    401
Property, plant, and equipment (note 5)                                           135,853                148,417
Advances to New CLPSI Company, LLC (note 4)                                           674                    789
Investment in Coso Transmission Line Partners (note 3)                              2,653                  2,738
Power purchase contract, net (note 2)                                              17,365                 18,437
Deferred financing costs, net (note 2)                                              1,785                  2,040
                                                                              ---------------        --------------

              Total assets                                                $       174,871                183,978
                                                                              ===============        ==============

                   Liabilities and Partners' Capital

Accounts payable and accrued liabilities (note 8)                         $         2,076                  7,699
Amounts due to related parties (note 7)                                            26,317                 27,267
Project loan (note 6)                                                              89,875                 96,250
                                                                              ---------------        --------------

              Total liabilities                                                   118,268                131,216

Commitments and contingencies (notes 6 and 9)

Partners' capital                                                                  56,603                 52,762
                                                                              ---------------        --------------

              Total liabilities and partners' capital                     $       174,871                183,978
                                                                              ===============        ==============

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                    Statements of Operations

                                          Years ended December 31, 2002, 2001, and 2000

                                                     (Dollars in thousands)


                                                                2002               2001                2000
                                                             ----------         ----------          ----------
Revenues:
  Energy revenues (notes 2, 7, and 9)                     $    65,489             31,133              29,052
  Capacity and bonus payments                                  15,763             12,908              13,122
  Interest and other income                                     1,455              3,766               8,125
                                                             -----------        ----------          ----------

              Total revenues                                   82,707             47,807              50,299
                                                             -----------        ----------          ----------

Operating expenses:
  Plant operating expense                                      11,748             10,221              12,008
  Royalty expense                                               2,436              5,203               4,045
  Depreciation and amortization                                14,342             15,972              15,361
                                                             -----------        ----------          ----------

              Total operating expenses                         28,526             31,396              31,414
                                                             -----------        ----------          ----------

              Operating income                                 54,181             16,411              18,885
                                                             -----------        ----------          ----------

Other expenses:
  Interest expense                                              8,567              8,958               9,174
  Amortization of deferred financing costs                        255                440                 318
                                                             -----------        ----------          ----------

              Total other expenses                              8,822              9,398               9,492
                                                             -----------        ----------          ----------

              Net income                                  $    45,359              7,013               9,393
                                                             ===========        ==========          ==========

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                  Statements of Partners' Capital

                                          Years ended December 31, 2002, 2001, and 2000

                                                     (Dollars in thousands)

                                                                   Caithness
                                                                     Coso                  New
                                                                   Holdings,               CHIP
                                                                      LLC              Company, LLC            Total
                                                                 ------------          ------------         ------------
Balance at December 31, 1999                                   $    48,233                31,117               79,350

Distributions to partners                                          (10,139)               (9,359)             (19,498)

Net income                                                           4,884                 4,509                9,393
                                                                 ------------          ------------         -------------

Balance at December 31, 2000                                        42,978                26,267               69,245

Distributions to partners                                          (12,218)              (11,278)             (23,496)

Net income                                                           3,647                 3,366                7,013
                                                                 ------------          ------------         -------------

Balance at December 31, 2001                                        34,407                18,355               52,762

Distributions to partners                                          (21,589)              (19,929)             (41,518)

Net income                                                          23,587                21,772               45,359
                                                                 ------------          ------------         -------------

Balance at December 31, 2002                                   $    36,405                20,198               56,603
                                                                 ============          ============         =============

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                     Statements of Cash Flows

                                           Years ended December 31, 2002, 2001, and 2000

                                                      (Dollars in thousands)


                                                                         2002              2001               2000
                                                                     -----------        -----------        -----------
Cash flows from operating activities:
  Net income                                                     $     45,359              7,013               9,393
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                   14,342             15,972              15,361
       Amortization of deferred financing costs                           255                440                 318
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
           and other assets                                            (4,263)            (2,735)              5,142
         Advances to New CLPSI Company, LLC                               115                262                 177
         Accounts payable and accrued liabilities                      (5,623)               860                 158
         Amounts due from related parties                                 (20)               (36)                396
         Amounts due to related parties                                  (950)             2,946               1,861
                                                                     -----------        -----------        ------------

           Net cash provided by operating activities                   49,215             24,722              32,806
                                                                     -----------        -----------        ------------
Cash flows from investing activities:
  Capital expenditures                                                   (706)            (9,698)             (2,290)
  Investment in Coso Transmission Line Partners                            85                133                 110
  Decrease (increase) in restricted cash                                  722              7,134              (4,696)
                                                                     -----------        -----------        ------------
           Net cash provided by (used in)
             investing activities                                         101             (2,431)             (6,876)
                                                                     -----------        -----------        ------------
Cash flows from financing activities:
  Distributions to partners                                           (41,518)           (23,496)            (19,498)
  Repayment of project financing loans                                 (6,375)            (4,657)             (6,993)
                                                                     -----------        -----------        ------------

           Net cash used in financing activities                      (47,893)           (28,153)            (26,491)
                                                                     -----------        -----------        ------------

           Net change in cash and cash equivalents                      1,423             (5,862)               (561)

Cash and cash equivalents at beginning of year                            --               5,862               6,423
                                                                     -----------        -----------        ------------

Cash and cash equivalents at end of year                         $      1,423                --                5,862
                                                                     ===========        ===========        ============
Supplemental cash flow disclosure:
  Cash paid for interest                                         $      8,595              8,964               9,187


See accompanying notes to financial statements.

                             COSO ENERGY DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2002, 2001, and 2000

                             (Dollars in thousands)




(1)  Organization, Operation, and Business of the Partnership

     Coso Energy Developers (CED or the Partnership) was founded on March 31, 1988, in connection with financing the construction of a geothermal power plant on land leased from the U.S. Bureau of Land Management (BLM) at Coso Hot Springs, China Lake, California. CED is a general partnership owned by Caithness Coso Holdings, LLC (CCH), a California limited liability company, and New CHIP Company, LLC (New CHIP), a Delaware limited liability company. Both CCH and New CHIP are affiliates of CED.

     The CED power plants are located on land owned by the BLM. There are turbine generators located at both the East and West power locks. CED pays royalties to BLM of 10% of the net value of the steam produced.

     The primary BLM geothermal lease had an initial term of ten years ending in 1998 and thereafter is subject to automatic extension until October 31, 2035, so long as geothermal steam is commercially produced. In addition, the lease may be extended to 2075 at the option of the BLM. Coso Land Company (CLC), the original leaseholder, retained a 5% overriding royalty interest based on the value of the steam produced. CLC was a joint venture between Caithness Acquisition Company, LLC (CAC) and an affiliate to CCH.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract (the PPC) expiring in 2019. Under the terms of the PPC, Edison makes payments to CED as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In March 1999, the Partnership completed the ten-year fixed price payment period and Edison ceased paying the scheduled energy rates. The average rate of energy paid to the Partnership for the years ended December 31, 2002, 2001, and 2000 was 4.66, 7.46, and 5.80 cents per kilowatt (kWh), respectively. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date when the Partnership will begin receiving a fixed energy rate of 5.37 cents per kwh for five (5) years. From January 1, 2002 through April 30, 2002, CED elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. Starting May 1, 2002, CED received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until its PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivery exceeds 85% of the plant capacity stated in the PPC. In 2002, 2001, and 2000, the bonus payments aggregated $2,126, $2,194, and $2,230, respectively.

     Coso Operating Company LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and all administrative services through December 31, 2009 pursuant to certain operation and maintenance agreements, with New CHIP the managing general partner.

     The partnership agreement provides that distributable cash is allocated 48% to New CHIP and 52% to CCH. For purposes of allocating net income to partners' capital accounts, profits and losses are allocated based on the aforementioned cash flow percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreement.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CED's PPC with Edison through March 1999. From March 1999 through December 31, 2001, and subsequent to the five-year period stated in the Agreement, except for the period January 1, 2002 through April 30, 2002, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost, until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $37,068 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 of $15,279 was reclassified as a reduction of revenue to conform with the 2001 presentation. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $37,068 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenue for such electricity deliveries in March 2002.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Partnership's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the  adoption  of SFAS No.  144,  the  Partnership  accounted  for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the life of the respective assets. These deferred costs of $641 and $519 at December 31, 2002 and 2001, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs are expensed as incurred during the year. For the years ended December 31, 2002, 2001, and 2000, such costs were $0, $160, and $653, respectively.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2002 and 2001 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Accumulated amortization at December 31, 2002 and 2001 was $1,247 and $992, respectively.

     Intangible Asset

     Intangible asset as of December 31, 2002 and 2001 consists of the PPC that is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2019. Annual amortization of the PPC is $1,072. The PPC consists of a gross carrying amount of $21,443, and accumulated amortization at December 31, 2002 and 2001 was $4,078 and $3,006, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2002 and 2001 was $129,298 and $139,797, respectively.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CED considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2002 and 2001, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2002 and 2001 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2002 and 2001, because of the relatively short maturity of these instruments. The project loan as of December 31, 2002 and 2001 has an estimated fair value of $89,875 and $96,250, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The investment in Coso Transmission Line Partners (see note 3) and advances to New CLPSI Company, LLC (see note 4) approximate the fair value.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on the Partnership's results of operations and financial position is being evaluated. While it is likely there will ultimately be material obligations related to the future retirement of assets such as geothermal plants and transmission lines, the Partnership cannot currently estimate the financial impact at the date of adoption as the Partnership has not yet completed its evaluation.

     The FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB SFAS No. 5, Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation is being applied prospectively to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Partnership's only guarantees relate to the project loan (see note 6). This guarantee is not within the scope of FIN 45. Adoption of the Interpretation is not expected to have an impact on the Partnership's results of operations or financial position.

(3)  Investment in Coso Transmission Line Partners

     Coso Transmission Line Partners (CTLP) is a partnership owned 46.67% by CED and 53.33% by Coso Power Developers (CPD) which owns the transmission line and facilities connecting the power plants owned by CED and CPD to the transmission line owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CED and CPD for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CED as operating expenses and reflected as a reduction in CED's investment in CTLP.

(4)  Advances to New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to CED, CPD, and Coso Finance Partners (CFP), collectively known as the Coso Partnerships. Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CED's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of the other facilities at amounts sufficient for CLPSI to recover its operating costs.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2002 and 2001 consist of the following:

                                                          2002          2001
                                                        --------      --------
     Power plant and gathering system                 $  147,896       146,631
     Transmission line                                     9,120         9,120
     Wells and resources development costs                90,896        91,452
                                                         -------       -------
                                                         247,912       247,203
     Less accumulated depreciation and amortization     (112,059)      (98,786)
                                                         -------       -------
                                                      $  135,853       148,417
                                                         =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(6)  Project Loans

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $107,900 to CED from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $11,650 at 6.80% which was paid off on December 15, 2001 and another of $96,250 at 9.05%, which has payments due at various dates through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                      Amount
                                                      ------
                  2003                            $    5,055
                  2004                                 9,920
                  2005                                 8,683
                  2006                                10,388
                  2007                                17,552
               Thereafter                             38,277
                                                      ------
                                                  $   89,875
                                                      ======

     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                      Amount
                                                      ------
                  2003                            $   27,618
                  2004                                31,332
                  2005                                35,480
                  2006                                38,286
                  2007                                47,419
               Thereafter                            101,096
                                                     -------
                                                  $  281,231
                                                     =======



(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2002 and 2001 consist of the following:
                                                      2002              2001
                                                      ----              ----
     Amounts due from related parties:
       Coso Land Company:
         Principal                                $    141               141
         Accrued interest                              280               260
                                                    ------            ------
                                                  $    421               401
                                                    ======            ======
     Amounts due to related parties:
       CPD for steam sharing                      $     15               283
       CFP for steam sharing                           563             1,755
       Coso Land Company                            24,995            24,214
       Caithness Coso Funding Corp.                    361               392
       Coso Operating Company, LLC                     337               555
       Caithness Operating Company, Inc.                46                68
                                                    ------            ------
                                                  $ 26,317            27,267
                                                    ======            ======

     COC is reimbursed monthly for nonthird-party costs incurred on behalf of CED. These costs are comprised principally of direct operating costs of CED geothermal facility, allocable general and administrative costs, and an operator fee. The amount due to COC relates to reimbursements for payments of operating expenses.

     CED is charged a nonmanaging fee payable to CCH or its assignee. For the years ended December 31, 2002, 2001, and 2000, CED paid $241, $237, and $234, respectively.

     As indicated in note 1, CLC is entitled to a royalty of 5% of the value of steam used by CED to produce the electricity sold to Edison. The royalty due CLC for the years ended December 31, 2002, 2001, and 2000 was $781, $1,684, and $1,195, respectively. Payment of royalties due to CLC is subordinated to payment of the project loan (see note 6).

     CED is charged for its use of the transmission line owned by CTLP. The amount of such net charges, which are included in plant operating expenses, were $113, $114, and $157 for the years ended December 31, 2002, 2001, and 2000, respectively.

     CED is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The 2002, 2001, and 2000 costs charged to CED from CLPSI, which are included in plant operating expenses, were approximately $126, $324, and $359, respectively.

     The amount due to Funding Corp. represents accrued interest for 15 days in December related to the project loan (see note 6).

     On December 16, 1992, CED retired CLC's promissory note due CalEnergy Company, Inc., resulting in the loan from CED to CLC of $141. Interest was accrued on this loan for the years ended December 31, 2002, 2001, and 2000 at 5%, 10%, and 10%, respectively. Interest on the note was $20, $36, and $34 in 2002, 2001, and 2000, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CED steam sharing resulted in an expense, net of royalties, and other related costs for the years ended December 31, 2002, 2001, and 2000 of $546, $1,085, and $2,712,
     respectively.

(8)  Settlement of Litigation

     In February 2000, the Coso Partnerships reached a settlement with Edison, subject to the approval of the CPUC. Approval of the CPUC was received in December 2000. On March 1, 2002, the cost of the settlement was paid when the case was dismissed based upon completion of certain obligations under the settlement agreements.

(9)  Commitments and Contingencies

     Settlement Agreement between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the 9th Circuit Court of Appeals request to address the issues referred to it in the September 23rd ruling. Pending the findings of the California Supreme Court on matters relating to state law, the Agreement remains in full force and effect.

     Court of Appeals Decision on Line Loss Factor

     Edison filed a petition for a writ of review of the January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. Based on these decisions it may be determined that payments between January 2001 and May 2002 that applied the 0.95 minimum line loss factor resulted in overpayments to the Coso Partnerships and that the Coso Partnerships may have future payments offset by such amounts deemed overpayments. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. CED cannot predict whether any subsequent action regarding this matter will be successful.

     Court of Appeals Decision on Retroactive Application of Short Run Avoided Cost Rates

     On March 27, 2001, the CPUC instituted a new formula to measure Edison's short run avoided costs (SRAC), which is the basis for a portion of the payments that Edison makes to the Partnership under the PPC. In a decision dated September 4, 2002, the California Court of Appeals ruled that the CPUC erred in not considering the possible retroactive application of the revised SRAC formula to deliveries beginning on December 1, 2000. The California Court of Appeals remanded the matter to the CPUC to make such a consideration.

                          Independent Auditors' Report


The Partners and Management Committee
Coso Power Developers:


We have audited the accompanying balance sheets of Coso Power Developers as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Power Developers as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


February 28, 2003



/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                      COSO POWER DEVELOPERS

                                                         Balance Sheets

                                                   December 31, 2002 and 2001

                                                     (Dollars in thousands)

                  Assets                                                                    2002                 2001
                                                                                       --------------       --------------
Cash and cash equivalents                                                          $          824                  --
Restricted cash and investments                                                            10,855                5,517
Accounts receivable, net (note 2)                                                           7,234                3,210
Prepaid expenses and other assets                                                           1,111                  660
Amounts due from related parties (note 7)                                                   5,902                6,139
Property, plant, and equipment, net (note 5)                                              116,192              124,665
Advances to New CLPSI Company, LLC (note 4)                                                 1,911                1,913
Investment in Coso Transmission Line Partners (note 3)                                      3,260                3,398
Power purchase contract, net (note 2)                                                      20,026               22,820
Deferred financing costs, net (note 2)                                                      1,519                1,736
                                                                                       --------------       --------------

              Total assets                                                         $      168,834              170,058
                                                                                      ===============       ==============

                  Liabilities and Partners' Capital

Accounts payable and accrued liabilities (note 8)                                  $        2,314               15,860
Amounts due to related parties (note 7)                                                       758                7,778
Project loans (note 6)                                                                     80,401               84,200
                                                                                      ---------------       --------------

              Total liabilities                                                            83,473              107,838

Commitments and contingencies (notes 6 and 9)

Partners' capital                                                                          85,361               62,220
                                                                                      ---------------       --------------

              Total liabilities and partners' capital                              $      168,834              170,058
                                                                                      ===============       ==============

See accompanying notes to financial statements.

                                                    COSO POWER DEVELOPERS

                                                  Statements of Operations

                                        Years ended December 31, 2002, 2001, and 2000

                                                    (Dollars in thousands)



                                                                     2002                  2001                  2000
                                                              ------------------    ------------------    ------------------
Revenues:
  Energy revenues (notes 2, 7, and 9)                         $      63,756                23,411                29,859
  Capacity and bonus payments                                        15,836                12,978                13,195
  Interest and other income                                             894                 2,883                 2,868
                                                              ------------------    ------------------    ------------------

              Total revenues                                         80,486                39,272                45,922
                                                              ------------------    ------------------    ------------------
Operating expenses:
  Plant operating expense                                            10,304                 9,679                 9,409
  Royalty expense                                                     6,961                 9,377                10,104
  Depreciation and amortization                                      12,163                15,352                15,070
                                                              ------------------    ------------------    ------------------

              Total operating expenses                               29,428                34,408                34,583
                                                              ------------------    ------------------    ------------------

              Operating income                                       51,058                 4,864                11,339
                                                              ------------------    ------------------    ------------------
Other expenses:
  Interest expense                                                    7,538                 8,128                 9,130
  Amortization of deferred financing costs                              217                 1,119                   769
                                                              ------------------    ------------------    ------------------

              Total other expenses                                    7,755                 9,247                 9,899
                                                              ------------------    ------------------    ------------------

              Net income (loss)                               $      43,303                (4,383)                1,440
                                                              ==================    ==================    ==================

See accompanying notes to financial statements.


                                                    COSO POWER DEVELOPERS

                                               Statements of Partners' Capital

                                         Years ended December 31, 2002, 2001, and 2000

                                                   (Dollars in thousands)


                                                             Caithness
                                                              Navy II                    New
                                                               Group,                    CTC
                                                                LLC                 Company, LLC             Total
                                                         -------------------      ------------------   -------------------
Balance at December 31, 1999                             $      53,395.5                50,935.5             104,331.0

Distributions to partners                                       (9,174.0)               (9,174.0)            (18,348.0)

Net income                                                         720.0                   720.0               1,440.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2000                                    44,941.5                42,481.5              87,423.0

Distributions to partners                                      (10,410.0)              (10,410.0)            (20,820.0)

Net loss                                                        (2,191.5)               (2,191.5)             (4,383.0)
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2001                                    32,340.0                29,880.0              62,220.0

Distributions to partners                                      (10,081.0)              (10,081.0)            (20,162.0)

Net income                                                      21,651.5                21,651.5              43,303.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2002                             $      43,910.5                41,450.5              85,361.0
                                                         ===================      ==================   ===================

See accompanying notes to financial statements.

                                                    COSO POWER DEVELOPERS

                                                  Statements of Cash Flows

                                         Years ended December 31, 2002, 2001, and 2000

                                                   (Dollars in thousands)


                                                                             2002              2001               2000
                                                                       ----------------  ----------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                    $     43,303            (4,383)             1,440
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation and amortization                                         12,163            15,352             15,070
       Amortization of deferred financing costs                                 217             1,119                769
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses, and other assets             (4,475)           (2,992)            19,662
         Advances to New CLPSI Company, LLC                                       2                50                135
         Accounts payable and accrued liabilities                           (13,546)            3,582                115
         Amounts due from related parties                                       237              (186)             1,105
         Amounts due to related parties                                      (7,020)            5,962             (1,409)
                                                                       ----------------  ----------------   ----------------

           Net cash provided by operating activities                         30,881            18,504             36,887
                                                                       ----------------  ----------------   ----------------
Cash flows from investing activities:
  Capital expenditures                                                         (896)             (276)            (1,700)
  Investment in Coso Transmission Line Partners                                 138               130                132
  (Increase) decrease in restricted cash                                     (5,338)            4,697             44,124
                                                                       ----------------  ----------------   ----------------

           Net cash (used in) provided by investing activities               (6,096)            4,551             42,556
                                                                       ----------------  ----------------   ----------------
Cash flows from financing activities:
  Distributions to partners                                                 (20,162)          (20,820)           (18,348)
  Repayment of project financing loan                                        (3,799)           (9,976)           (59,374)
                                                                       ----------------  ----------------   ----------------

           Net cash used in financing activities                            (23,961)          (30,796)           (77,722)
                                                                       ----------------  ----------------   ----------------

           Net change in cash and cash equivalents                              824            (7,741)             1,721

Cash and cash equivalents at beginning of year                                   --             7,741              6,020
                                                                       ----------------  ----------------   ----------------

Cash and cash equivalents at end of year                               $        824                --              7,741
                                                                       ================  ================   ================
Supplemental cash flow disclosure:
  Cash paid for interest                                               $      7,551             8,154              9,183


See accompanying notes to financial statements.

                              COSO POWER DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2002, 2001, and 2000

                             (Dollars in thousands)



(1)  Organization, Operation, and Business of the Partnership

     Coso Power Developers (CPD or the Partnership) was formed on July 31, 1989 in connection with financing the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station at Coso Hot Springs, China Lake, California. CPD is a general partnership between Caithness Navy II Group LLC (Navy II), and New CTC Company, LLC (New CTC), both of which are affiliated Delaware limited liability companies.

     The power plant is located on land owned by the U.S. Navy. Under the terms of a 30-year contract with the U.S. Navy to develop geothermal energy on its land, CPD pays a royalty to the U.S. Navy which was initially 4% of revenues, increased to 10% of revenues at December 31, 1998, and is currently 18% of revenues (as of December 24, 1999). The royalty will increase to 20% of revenues after December 15, 2004. The U.S. Navy contract will expire in 2010.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract (the PPC) expiring in 2010. Under the terms of the PPC, Edison makes payments to CPD as follows:

* Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). The scheduled energy price period extended until January 2000. After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. The average energy paid to the Partnership for the years ended December 31, 2002, 2001, and 2000, was 4.66, 7.46, and 5.80 cents per kilowatt (kWh), respectively. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date from which the Partnership receives a fixed energy rate of 5.37 cents per kWh for five (5) years. From January 1, 2002 through April 30, 2002, CPD elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. Starting May 1 2002, CPD received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until its PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

* Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the PPC. In 2002, 2001, and 2000, the bonus payments aggregated $2,138, $2,248, and $2,248, respectively.

     Coso Operating Company LLC (COC), an affiliated Delaware limited liability company provides for the operation and maintenance of the geothermal power facilities and all administrative services through December 31, 2009 pursuant to certain operation and maintenance agreements with New CTC, the managing general partner.

     The partnership agreement provides that cash flows are allocated 50% each to New CTC and Navy II. For purposes of allocating net income to partners' capital accounts and for income tax purposes, profits and losses are allocated based on the aforementioned cash flow percentages.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consists of receivables from Edison for electricity delivered and sold under the PPC. Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CPD's PPC with Edison, through January 2000. From January 2000 through December 31, 2001, and subsequent to the five-year period stated in the Agreement except for the period January 1, 2002 through April 30, 2002, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost, until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $38,045 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 of $15,312 was reclassified as a reduction of revenue to conform with the 2001 presentation. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $38,045 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenues for such electricity deliveries in March 2002.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed as incurred.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Partnership's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the  adoption  of SFAS No.  144,  the  Partnership  accounted  for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the costs of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful lives of the respective assets. These deferred costs of $102 and $281 at December 31, 2002 and 2001, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, such costs were $328, $533, and $32, respectively.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2002 and 2001 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Accumulated amortization at December 31, 2002 and 2001 was $2,656 and $2,439, respectively.

     Intangible Assets

     Intangible assets as of December 31, 2002 and 2001 consist of the PPC which is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2010. Annual amortization of the PPC is $2,794. The PPC consists of a gross carrying amount of $30,738, and accumulated amortization at December 31, 2002 and 2001 was $10,712 and $7,918, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2002 and 2001 was $112,584 and $119,671, respectively.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CPD considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2002 and 2001, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loans (see note 6). The carrying amount of restricted cash and investments at December 31, 2002 and 2001 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, partners' capital, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the reportable period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2002 and 2001, because of the relatively short maturity of these instruments. The project loans as of December 31, 2002 and 2001 have an estimated fair value of $80,401 and $84,200, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The investments in Coso Transmission Line Partners (see note 3) and advances to New CLPSI Company, LLC (see note 4) approximate fair value.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on the Partnerships' results of operations and financial position is being evaluated. While it is likely there will ultimately be material obligations related to the future retirement of assets such as geothermal plants and transmission lines, the Partnership cannot currently estimate the financial impact at the date of adoption as the Partnership has not yet completed its evaluation.

     The FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Statement is being applied prospectively, to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Partnerships' only guarantees relate to the project loans (see note 6). This guarantee is not within the scope of FIN 45. Adoption of the Interpretation is not expected to have an impact on the Partnerships' results of operations or financial position.

(3)  Investment in Coso Transmission Line Partners

     Coso Transmission Line Partners (CTLP) is a partnership owned 53.33% by CPD and 46.67% by Coso Energy Developers (CED) which owns the transmission line and facilities connecting the power plants owned by CPD and CED to the transmission line owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CPD and CED for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CPD as operating expenses and reflected as a reduction in CPD's investment in CTLP.

(4)  Advances to New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of Caithness Acquisition Company, LLC (CAC). CLPSI purchases, stores, and distributes spare parts to CPD, CED, and Coso Finance Partners (CFP), collectively known as the Coso Partnerships. Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CPD's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of the other facilities at amounts sufficient for CLPSI to recover its operating costs.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2002 and 2001 consist of the following:

                                                        2002          2001
                                                       -------       -------
     Power, plant, and gathering system             $  143,542       142,712
     Transmission line                                   7,245         7,245
     Wells and resources development costs              59,761        59,695
                                                       -------       -------
                                                       210,548       209,652
     Less accumulated depreciation
     and amortization                                  (94,356)      (84,987)
                                                       -------       -------
                                                    $  116,192       124,665
                                                       =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California, and from Kramer to the Edison substation at Victorville, California.

(6)  Project Loans

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $153,550 to CPD from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $69,350 at 6.80% which was paid off on December 15, 2001 and another note of $84,200 at 9.05% which has payments due at various dates through December 15, 2009.

     The annual maturity of the project loans for each year ending December 31 is as follows:



             Year ending December 31:                    Amount
             ------------------------                    ------
                  2003                              $     9,155
                  2004                                   10,718
                  2005                                   11,697
                  2006                                   11,738
                  2007                                   12,530
               Thereafter                                24,563
                                                         ------
                                                    $    80,401
                                                         ======



     The loans contain certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve amounts, make distributions, create loans, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CED, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:



             Year ending December 31:                    Amount
             ------------------------                    ------
                  2003                              $    27,618
                  2004                                   31,332
                  2005                                   35,480
                  2006                                   38,286
                  2007                                   47,419
               Thereafter                               101,096
                                                        -------
                                                    $   281,231
                                                        =======


(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2002 and 2001 consist of the following:

                                                     2002             2001
                                                   --------         --------
     Amounts due from related parties:
       CED for steam sharing                     $      15               283
       Coso Operating Company, LLC                   1,211             1,409
       China Lake Joint Venture:
         Principal                                   1,562             1,562
         Accrued interest                            3,114             2,885
                                                     -----             -----
                                                 $   5,902             6,139
                                                     =====             =====
     Amounts due to related parties:
       CFP for steam sharing                     $     419             7,376
       Caithness Coso Funding Corp.                    323               339
       Caithness Operating Company, LLC                 16                63
                                                     -----             -----
                                                 $     758             7,778
                                                     =====             =====

     COC is reimbursed monthly for nonthird-party costs incurred on behalf of CPD. These costs are comprised principally of direct operating costs of the CPD geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses.

     CPD is charged a nonmanaging fee payable to Navy II or its assignee. For the years ended December 31, 2002, 2001, and 2000, CPD paid $241, $237, and $234, respectively.

     CPD is charged for its use of the transmission line owned by CTLP. For the years ended December 31, 2002, 2001, and 2000, the amount of such net charges was $155, $129, and $179, respectively.

     CPD is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CPD from CLPSI in 2002, 2001, and 2000, which are included in plant operating expenses, were approximately $82, $148, and $318, respectively.

     On December 16, 1992, CPD retired China Lake Joint Venture's (CLJV) promissory note due CalEnergy, resulting in the loan from CPD to CLJV of $1,562 at December 31, 1992. CLJV is an affiliated venture. Interest has been accrued on this loan for the years ended December 31, 2002, 2001, and 2000 at 5%, 10.0%, and 10.0%, respectively. Interest on the loan was $229, $405, and $371 in 2002, 2001, and 2000, respectively.

     The amount due to Funding Corp. represents accrued interest for 15 days in December, related to the project loans (see note 6).

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CPD steam sharing resulted in an expense, net of royalties and other related costs, of $5,255, $9,634, and $5,751 for the years ended December 31, 2002, 2001, and
     2000, respectively.

(8)  Settlement of Litigation

     In February 2000, the Coso Partnerships reached a settlement with Edison, subject to the approval of the CPUC. Approval of the CPUC was received in December 2000. On March 1, 2002, the cost of the settlement was paid when the case was dismissed based upon completion of certain obligations under the settlement Agreements.

(9)  Commitments and Contingencies

     Settlement Agreement between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the 9th Circuit Court of Appeals request to address the issues referred to it in the September 23rd ruling. Pending the findings of the California Supreme Court on the matters relating to state law, the Agreement remains in full force and effect.

     Court of Appeals Decision on Line Loss Factor

     Edison filed a petition for a writ of review of the January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated Public Utility Regulator Policies Act of 1978. Subsequently, the California Court of Appeal issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. The Partnership plans to appeal this decision in the California Court of Appeals. Based on these decisions it may be determined that payments between January 2001 and May 2002 that applied the
     0.95 minimum line loss factor resulted in overpayments to the Coso Partnerships and that the Coso Partnerships may have to have future payments offset by such amounts deemed overpayments. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. CPD cannot predict whether any subsequent action regarding this matter will be successful.

     Court of Appeals Decision on Retroactive Application of Short Run Avoided Cost Rates

     On March 27, 2001, the CPUC instituted a new formula to measure Edison's short run avoided costs (SRAC), which is the basis for a portion of the payments that Edison makes to the Partnership under the PPC. In a decision dated September 4, 2002, the California Court of Appeals ruled that the CPUC erred in not considering the possible retroactive application of the revised SRAC formula to deliveries beginning on December 1, 2000. The California Court of Appeals remanded the matter back to the CPUC to make such a consideration.

Quarterly Data (Unaudited)

                                           March 31(a)(b)      June 30(a)(c)     September 30(a)     December 31(a)
                                           --------------      -------------     ---------------     --------------
Caithness Coso Funding Corp:

        2002
        Total revenues                     $    6,854             6,856             6,659               6,562
        Operating income                          --                --                --                  --
          Net income                       $      --                --                --                  --

        2001
        Total revenues                     $    8,601             5,997             7,105               7,117
        Operating income                          --                --                --                  --
          Net income                       $      --                --                --                  --

        2000
        Total revenues                     $    9,221             7,708             7,671               6,199
        Operating income                          --                --                --                  --
          Net income                       $      --                --                --                  --


Coso Finance Partners:

        2002
        Total revenues                     $   45,972            15,373            19,897              12,397
        Operating income (loss)                38,917             7,152             8,275               5,919
          Net income (loss)                $   36,063             4,300             5,528               3,221

        2001
        Total revenues                     $    6,188            24,835            16,833               8,472
        Operating income                       (1,843)           16,498             5,126               7,365
          Net income (loss)                $   (4,957)           13,397             2,100               4,169

        2000
        Total revenues                     $    9,303            13,483            22,929               9,210
        Operating income                        3,689             6,958            13,781               1,373
         Net income (loss)                 $      386             3,709            10,556              (1,863)


Coso Energy Developers:

        2002
        Total revenues                     $   44,122           11,450             16,858              10,277
        Operating income (loss)                37,447            3,965              8,145               4,624
          Net income (loss)                $   35,203            1,725              5,961               2,470

        2001
        Total revenues                     $    1,445           23,529             15,095               7,738
        Operating income                       (7,730)          15,595              7,735                 811
          Net income (loss)                $  (10,066)          13,264              5,431              (1,616)

        2000
        Total revenues                     $   12,495           11,628             20,311               5,865
        Operating income                        6,015            4,699             11,880              (3,709)
          Net income (loss)                $    3,627            2,345              9,514              (6,093)


Coso Power Developers:

        2002
        Total revenues                     $   44,904            9,940             16,075               9,567
        Operating income (loss)                38,047            1,899              8,721               2,391
          Net income (loss)                $   36,085              (60)             6,796                 482

        2001
        Total revenues                     $   (2,196)          20,133             13,934               7,401
        Operating income                      (11,636)          11,246              5,388                (134)
          Net income (loss)                $  (13,903)           8,991              3,193              (2,664)

        2000
        Total revenues                     $   10,317           11,812             20,207               3,586
        Operating income                        2,739            3,577             10,827              (5,804)
          Net income                       $      193            1,077              8,349              (8,179)

(a) In the opinion of the Caithness Coso Funding Corp. and the Partnerships, all adjustments, which consist of normal recurring accruals to present a fair statement of the amounts shown for such periods, have been made.

(b) The provision for doubtful accounts previously recorded for the quarter ended March 31, 2001 for Coso Finance Partners, Coso Energy Developers, and Coso Power Developers of $25,817, $25,950 and $26,998, respectively, has been reclassified as a reduction of revenue to conform with the 2001 financial statements presentation.

(c) The income from the reduction in the provision for doubtful accounts previously recorded for the quarter ended June 30, 2001 for Coso Finance Partners, Coso Energy Developers, and Coso Power Developers of $4,204 $4,120 and $4,265, respectively, has been reclassified to revenue to conform with the 2001 financial statements presentation.


Supplemental Condensed Combined Financial Information for Coso Partnerships

The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a compilation of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by GAAP and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso partnerships as a whole, which jointly and severally guarantee the repayment of Caithness Coso Funding Corp's senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual partnerships financial statements and their accompanying notes.


                                                       COSO PARTNERSHIPS

                                          UNAUDITED CONDENSED COMBINED BALANCE SHEETS

                                                    (Dollars in thousands)



                                                                              December 31,       December 31,
                                                                                  2002               2001
              Assets:

Cash and cash equivalents........................                            $   6,462               264
Restricted cash and investments..................                               46,193            34,210
Accounts receivable, net.........................                               21,346             9,603
Prepaid expenses and other assets................                                3,549             2,159
Amounts due from related parties.................                                6,516             6,488
Property, plant and equipment, net...............                              388,358           413,519
Power purchase agreement, net....................                               47,336            52,350
Investments and Advances.........................                               12,508            12,843
Deferred financing costs, net....................                                5,512             6,300
                                                                               -------           -------

          Total assets...........................                            $ 537,780         $ 537,736
                                                                               =======           =======


              Liabilities and Partners' Capital:

Accounts payable and accrued liabilities........                             $  23,762         $  42,362
Amounts due to related parties..................                                25,415            24,967
Project loans...................................                               281,231           303,000
                                                                               -------           -------

          Total liabilities......................                              330,408           370,329


Partners' capital................................                              207,372           167,407
                                                                               -------           -------

          Total liabilities and partners' capital                            $ 537,780         $ 537,736
                                                                               =======           =======





                  See accompanying notes to the unaudited condensed combined financial statements.




                                                      COSO PARTNERSHIPS

                                    UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                   (Dollars in thousands)


                                                                Twelve Months        Twelve Months       Twelve Months
                                                                    Ended                Ended              Ended
                                                                 December 31,        December 31,        December 31,
                                                                     2002                2001                2000
                                                                 ------------        ------------        ------------
Revenue:
  Energy revenues............................                     $ 205,151           $  94,734           $  97,901
  Capacity and bonus revenues................                        47,758              39,096              39,746
  Interest and other income..................                         3,923               9,577              13,499
                                                                    -------             -------             -------

       Total revenue.........................                       256,832             143,407             151,146
                                                                    -------             -------             -------
Operating expenses:
  Plant operating expenses...................                        31,884              28,910              30,026
  Royalty expense............................                        22,311              24,530              25,070
  Depreciation and amortization..............                        37,135              41,546              40,025
                                                                     ------              ------              ------

       Total operating expenses..............                        91,330              94,986              95,121
                                                                    -------             -------             -------

       Operating income......................                       165,502              48,421              56,025
                                                                    -------             -------             -------

Other expenses:
  Interest expense...........................                        26,941              28,818              30,797
  Amortization of deferred financing costs...                           787               2,264               1,607
                                                                     ------              ------              ------

       Total other expenses..................                        27,728              31,082              32,404
                                                                    -------              ------              ------

       Net income............................                     $ 137,774           $  17,339           $  23,621
                                                                    =======              ======              ======





                       See accompanying notes to the unaudited condensed combined financial statements.




                                                               F-26

                                                         COSO PARTNERSHIPS

                                       UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                      (Dollars in thousands)


                                                              Twelve Months      Twelve Months        Twelve Months
                                                                  Ended              Ended               Ended
                                                               December 31,       December 31,         December 31,
                                                                   2002               2001                 2000

Net cash provided by (used in) operating activities...         $  144,495           $ 60,338           $   98,861
Net cash provided by (used in) investing activities...            (18,719)             3,355               34,042
Net cash provided by (used in) financing activities...           (119,578)           (80,538)            (136,058)
                                                                 ---------           --------            ---------

Net change in cash and cash equivalents...............         $    6,198         $  (16,845)          $   (3,155)
                                                                 =========           ========            =========
Supplemental cash flow disclosure:

            Cash paid for interest....................         $   27,026         $   28,881           $   39,902



                  See accompanying notes to the unaudited condensed combined financial statements.




                                COSO PARTNERSHIPS

                    NOTES TO THE UNAUDITED CONDENSED COMBINED

                              FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited condensed combined financial statements were derived from the stand alone unaudited condensed financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers (the "Coso Partnerships"). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should be read in conjunction with each individual Partnership's unaudited condensed financial statements.

(2)  Accounts Receivable and Revenue Recognition

The Coso Partnerships sell all electricity produced to Southern California Edison (Edison) under long-term power purchase contracts. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001.

On March 1, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million, when Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

(3)  Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Since 1991, Caithness Energy and CalEnergy, the then present co-sponsors of the Coso projects, had engaged PricewaterhouseCoopers, LLP to audit the financial  statements  of the Coso  partnerships.  On  February  25,  1999,  CAC purchased all of CalEnergy's interests in the Coso projects, and Caithness Energy engaged KPMG, LLP, its own independent certified public accountants, to audit future financial statements of the Coso partnerships. In connection with the audits of the financial statements of the Coso Finance Partners and Coso Finance Partners II, Coso Energy Developers and Coso Power Developers for the period ended February 25, 1999, (i) Caithness Energy had no disagreements with PricewaterhouseCoopers, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, LLP would have caused them to make reference thereto in their reports on the financial statements for such years, and (ii) the reports of PricewaterhouseCoopers, LLP on the Coso partnerships did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles except for the reference to the Coso partnerships' adoption in 1998 of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."


                                    Part III


Item 10. Directors and Executive Officers of the Registrant.


     The following table sets forth the persons who served as our directors and executive officers as of December 31, 2002:

        Name                       Age                    Position(s)
        ----                       ---                    -----------
James D. Bishop, Sr.                69          Director, Chairman and Chief Executive Officer

Leslie J. Gelber                    46          Director, President and Chief Operating Officer

James D. Bishop, Jr.                42          Director, Vice Chairman


Christopher T. McCallion            41          Director, Executive Vice President and Chief Financial
                                                Officer

Kenneth P. Hoffman                  50          Senior Vice President

Larry K. Carpenter                  53          Executive Vice President

Mark A. Ferrucci                    50          Director

David V. Casale                     39          Vice President and Controller

John A. McNamara                    43          Vice President Finance

Barbara Bishop Gollan               44          Vice President

     James D. Bishop, Sr., Chairman, Chief Executive Officer and a Director of Funding Corp. and of Caithness Energy, has served as a Director of Caithness Corporation since its inception in 1975. Mr. Bishop served as Caithness Corporation's President from its inception until December 1986 and has served as Chairman of Caithness Corporation since January 1987. Mr. Bishop also serves as a director for various other entities which engage in independent power production and natural resource exploration and development. Mr. Bishop holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale University. Mr. Bishop is the father of James
D. Bishop, Jr. and Barbara Bishop Gollan.

     Leslie J.  Gelber,  President,  Chief  Operating  Officer and a Director of
Funding Corp. and of Caithness Energy, has served as President and Chief Operating Officer of Caithness Corporation since January 1999. Prior to joining Caithness Corporation, Mr. Gelber served as President of Cogen Technologies, Inc., which is also engaged in the field of independent power production, from August 1998 until December 1998. From July 1993 to July 1998, Mr. Gelber served as President of ESI Energy, Inc., the non-regulated independent power company owned by FPL Group, Inc. Mr. Gelber holds a Master of Business Administration degree from the University of Miami and holds a Bachelor of Arts degree in Economics from Alfred University.

     James D. Bishop, Jr., Vice Chairman and a Director of Funding Corp. and of Caithness Energy, joined Caithness Corporation in 1988 and served as President and Chief Operating Officer of Caithness Corporation from November 1995 until December 1998. Mr. Bishop also serves on all the boards of directors and management committees of the entities and joint ventures affiliated with Caithness Corporation. Mr. Bishop holds a Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and holds a Bachelor of Science degree from Trinity College. Mr. Bishop is the son of James D. Bishop, Sr. and the brother of Barbara Bishop Gollan.

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

     Kenneth P. Hoffman a Senior Vice President of Funding Corp and of Caithness Energy, joined Caithness Corporation in March of 2000. Prior to joining Caithness, Mr. Hoffman was a Vice President of FPL Energy, Inc. From 1989 until 1993 he was the Vice President of Business Management of ESI Energy, Inc. Before 1989, Mr. Hoffman was employed by Florida Power & Light Company. Mr. Hoffman holds a Master of Business Administration degree from Florida International
University and a Bachelor of Science degree from Rochester Institute of Technology.

     Larry K. Carpenter, Executive Vice President of Funding Corp. and of Caithness Energy, has served as an Executive Vice President of Caithness Corporation since January 1999. Prior to joining Caithness Corporation, Mr. Carpenter served as Vice President of Development at ESI Energy, Inc., the non-regulated independent power company owned by FPL Group Inc., from 1985 to December 1998. Mr. Carpenter holds a Bachelor of Science degree in Electrical Engineering from the University of Florida.

     Mark A. Ferrucci, a Director of Funding Corp., has served as the independent director of Funding Corp. since May 1999. From 1977 until 2002, Mr. Ferrucci was an employee of CT Corporation System, where he served as CT Corporation System's Assistant Secretary and as Assistant Vice President from 1992 to 2002. At present, Mr. Ferrucci operates as a sole proprietor that provides corporate staffing services to businesses and law firms.

     David V. Casale, a Vice President and the Controller of Funding Corp. and of Caithness Energy joined Caithness Corporation in December 1991 and has served as a Vice President and as its Controller since November 1995. Mr. Casale also serves on the boards of directors of joint ventures affiliated with Caithness Corporation. Mr. Casale holds a Bachelor of Arts degree from Adelphi University.

     John A. McNamara, Vice President Finance of Funding Corp. and of Caithness Energy, joined Caithness Corporation in September of 1990 and has served as Vice President since 1999. Prior to joining Caithness, Mr. McNamara was a broker with Bradley & Company, an account executive with First Georgetown Securities, Inc. and a staff member of the United States Senate Committee on Small Business. He received a Masters of Business Administration degree from Georgetown University and a Bachelor of Arts degree from Denison University.

     Barbara Bishop Gollan, a Vice President of Funding Corp. and of Caithness Energy, joined Caithness Corporation as Vice President in October 1990. Ms. Gollan has authored and co-authored a number of technical papers on geothermal systems, which were presented to the Geothermal Resources Council, the Geologic Society of America and the Stanford Geothermal Workshop. Ms. Gollan holds a Master of Science degree in Geology and Geochemistry from Stanford University and holds a Bachelor of Arts degree from Amherst College. Ms. Gollan is the daughter of Mr. James D. Bishop, Sr. and the sister of James D. Bishop, Jr.

     The Board of Directors appointed Mr. Ferrucci as an independent director. The unanimous affirmative vote of our Board of Directors (including Mr. Ferrucci) is required before certain actions can be taken, including, but not limited to, (1) engaging in any business or activity other than issuing the senior secured notes and making the related loans to the Coso partnerships, (2) incurring any debt, or assuming or guaranteeing any debt of any other entity,
(3) dissolving or liquidating, (4) consolidating, merging or selling all or substantially all of our assets or (5) instituting any bankruptcy or insolvency proceedings.


Item 11. Executive Compensation.

     None of the directors or executive officers of Funding Corp. receives any compensation for his or her services, except Mr. Ferruci, who receives $8,400 in compensation annually for services provided.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2002 certain information regarding the beneficial ownership of Coso Funding Corp.'s voting securities and the beneficial ownership of the voting securities of each of the Coso partnerships by:

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

                                 Beneficial Ownership of Coso Funding Corp. and the Coso Partnerships

                                             Percent Indirect     Percent Indirect     Percent Indirect     Percent Indirect
                                                Beneficial           Beneficial           Beneficial           Beneficial
            Name and Address of                Ownership in         Ownership in         Ownership in         Ownership in
             Beneficial Owner                  Coso Funding          the Navy I            the BLM             The Navy II
             ----------------                      Corp.            Partnership          Partnership           Partnership
                                                   -----            -----------          -----------           -----------

James D. Bishop, Sr. (1)(2)..............          --                  --                   --                    --

Leslie J. Gelber (1)(3)..................          --                  --                   --                    --

James D. Bishop, Jr. (1)(4)..............         25.6%               25.5%                28.0%                 23.3%

Christopher T. McCallion (1(3)...........          --                  --                   --                    --

Larry K. Carpenter (1)(3)................          --                  --                   --                    --

Mark A. Ferrucci.........................          --                  --                   --                    --

David V. Casale (1)(3)...................          --                  --                   --                    --

John A. McNamara (1)(3)..................          --                  --                   --                    --

Barbara Bishop Gollan (1)(3)(5),.........          --                  --                   --                    --

Dominion Energy, Inc. (6)................          *                   --                   7.8%                  2.8%
  901 East Byrd Street
  Richmond, VA 23219

Mojave Energy Company (7)................          6.1%                5.5%                 7.7%                  5.2%
  c/o Davenport Resources, Inc.
  200 Railroad Avenue, 3rd floor
  Greenwich, CT  06830

All directors, executive officers
and management committee delegates
as a group...............................         35.3%               31.0%                43.5%                 31.3%


*     Less than 5.0%.
(1) The address of such person is c/o Caithness Corporation, 565 Fifth Avenue, 29th Floor, New York, New York 10017-2478.
(2) James D. Bishop, Sr. is the beneficiary of The James D. Bishop Trust--2002 ( "Bishop, Sr. Trust "), which owns shares of common stock of Caithness Corporation, Mojave Power, Inc., and Mojave Power II, Inc., and membership units in Caithness 1997, LLC. Caithness Corporation, Mojave Power, Inc., Mojave Power II Inc., and Caithness 1997, LLC own, indirectly through various entities, general partnership interests in the Navy I partnership, the BLM partnership and the Navy II partnership, which collectively own all of the shares of common stock of Funding Corp. The voting rights to the shares of common stock of Caithness Corporation, Mojave Power, Inc., and Mojave Power II, Inc. held by the Bishop, Sr. Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Bishop, Sr. Trust is irrevocable. James D. Bishop, Sr., therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation, Mojave Power, Inc., and Mojave Power II, Inc.

(3) Owner of economic interests in the Coso partnerships through Caithness Corporation's employee incentive plans, which economic interests are not listed on this table.
(4) James D. Bishop, Jr. is: (i) the beneficiary of The James D. Bishop, Jr. Irrevocable Trust--1996 (the "Bishop, Jr. Trust "), which owns shares of common stock of Caithness Corporation, and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to the Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr.; (ii) the owner of common stock of Caithness Corporation and Mojave Power, Inc., and membership units in Caithness 1997, LLC; and (iii) the trustee of The Caithness Entities Voting Trust which possesses sole voting control over the shares of common stock of Caithness Corporation, Mojave Power, Inc., and Mojave Power II, Inc., held by the Bishop, Sr. Trust, The Barbara Bishop Gollan Irrevocable Trust--1996 (the "Gollan Trust "), The Elizabeth Bishop DeLuca Irrevocable Trust--1996 and The Linda Bishop Fotiu Irrevocable Trust--1996. The interests listed in (i) and (ii) above entitle James D. Bishop, Jr. to the following indirect beneficial ownership interests: Funding Corp. (1.6%); Navy I partnership (1.6%); BLM partnership (1.5%); and Navy II partnership (1.6%). James D. Bishop, Jr. disclaims beneficial ownership of the interests listed in (iii) above.
(5) Barbara Bishop Gollan is the beneficiary of the Gollan Trust, which owns shares of common stock of Caithness Corporation, and membership units in Caithness 1997, LLC. The voting rights to the shares of common stock of Caithness Corporation held by the Gollan Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Gollan Trust is irrevocable. Barbara Bishop Gollan, therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation.
(6) Dominion Energy, Inc. owns: (i) a limited liability company membership interest in Caithness BLM Group, LP, a Delaware limited partnership, which owns a limited liability company membership interest in Caithness Coso Holdings, LLC, which owns a general partnership interest in the BLM partnership; and (ii) a limited liability company membership interest in Navy II Group which owns a general partnership interest in the Navy II partnership.
(7) Mojave Energy Company owns limited liability company membership interests in Caithness Power, LLC, which owns, indirectly through various entities, general partnership interests in each of the Coso partnerships.


Item 13. Certain Relationships and Related Transactions.


The Coso Partnerships

     Each of the Coso partnerships has two general partners, a managing partner and a non-managing partner. Under the amended and restated partnership agreement, the managing partner of each Coso partnership is generally responsible for the management and control of the day-to-day business and affairs. The managing partner of the Navy I partnership is New CLOC Company, LLC, a Delaware limited liability company, the managing partner of the BLM partnership is New CHIP Company, LLC, a Delaware limited liability company and the managing partner of the Navy II partnership is New CTC Company, LLC, a Delaware limited liability company. The non-managing partner of the Navy I partnership is ESCA, LLC, a Delaware limited liability company, the non-managing partner of the BLM partnership is Caithness Coso Holdings, LLC, a Delaware limited liability company, and the non-managing partner of the Navy II partnership is Caithness Navy II Group, LLC, a Delaware limited liability company.

     Each managing partner is a limited liability company managed by a manager who is appointed by Caithness Acquisition Company, LLC (CAC), the sole member of each managing partner. The manager is responsible for the ordinary course management and operations by its Coso partnership. CAC has appointed itself as the manager of each managing partner. CAC has also appointed Mr. Ferrucci as the independent manager of each managing partner. (In addition, each of the managing members of the non-managing partners has appointed Mr. Ferrucci as the independent manager of that non-managing partner.) The approval of the independent manager is required before the managing partner (or the non-managing partner, as the case may be) may take certain actions that do not involve the ordinary course management and operations by the Coso partnerships of the Coso projects, including, among others, (1) commencing any bankruptcy or insolvency proceeding involving the managing partner, (2) incurring any debt in the name of the managing partner for which it would be liable, (3) dissolving, liquidating, consolidating or merging, or selling all or substantially all of the assets of, its respective Coso partnership, or (4) engaging in any business or activity other than acting as the managing partner of its respective Coso partnership. Each managing partner also has its officers, who are also officers of Funding Corp. , who act on behalf of the managing partners of the Coso partnerships.

     CAC, a limited liability company, is the manager and sole member of each of the managing partners. Caithness Energy, LLC (Caithness Energy) as the manager and sole owner of CAC, has delegated its role as manager of CAC to the CAC board of directors, including the power to manage the managing partners of the Coso partnerships. Each managing partner's officers are also the officers of CAC. None of the persons acting on behalf of the Coso partnerships receives any compensation from the Coso partnerships for his or her services, except that nominal compensation is paid in consideration for Mr. Ferrucci's services.

     Caithness Energy is governed by a board of directors and not by its members. The directors of Funding Corp., other than Mr. Ferrucci, also currently serve as members of the board of directors of Caithness Energy. Under the limited liability company agreement of Caithness Energy, Caithness Corporation is entitled to appoint a number of members to the Board of Directors of Caithness Energy who hold, in the aggregate, a majority of the votes of all members of such board of directors. Caithness Corporation's present appointees are Messrs. Bishop, Sr., and Bishop, Jr. In addition, Messrs. Gelber, Carpenter and McCallion serve as voting members of the board of directors of Caithness Energy pursuant to their individual executive compensation agreements with Caithness Energy. These five individuals, together with Mr. Ferrucci, serve as the CAC board of directors.


Management Committees

     Under the amended and restated partnership agreement of each Coso partnership, the managing partner is subject to the directives of a management committee which oversees the business operations of the Coso partnership. The managing partner of a Coso partnership may not take certain specific actions without the consent of the management committee of that Coso partnership. However, the management committee may not direct the managing partner of the Coso partnership to take any action over which the independent manager has exclusive authority without the requisite approval of the independent manager. The management committee of each Coso partnership consists of four delegates, two of which are appointed by the managing partner and two of which are appointed by the non-managing partner. Each partner may substitute or change its delegates.

     Under the amended and restated partnership agreements of the Coso partnerships, each partner may appoint one delegate with multiple votes. The names of the delegates appointed by affiliates of Caithness Energy to the management committees of the Coso partnerships are set forth below.

     As of December 31, 2002, the following persons were the members of the management committee of each Coso partnership, as applicable. Each person has two votes on each management committee on which he serves:

      Name                      Age                           Partnership(s)
      ----                      ---                           --------------
James D. Bishop, Jr.             42     Navy I partnership, BLM partnership, Navy II partnership

Christopher T. McCallion         41     Navy I partnership, BLM partnership, Navy II partnership

     Certain information regarding Messrs. Bishop and McCallion is provided above.

Management Committee Fees

     The members of the management committees are not entitled to any direct compensation from Funding Corp. or the Coso partnerships. However, each Coso partnership previously paid its two general partner's annual management committee fees for their participation on the management committee of that Coso partnership. The following table sets forth, for the years ended December 31, 2002, 2001, 2000, and 1999, the total amount of management committee fees paid or payable by each of the Coso partnerships to its partners:

                                                             Year Ended December 31
                                                             ----------------------
                                             2002             2001             2000              1999
                                             ----             ----             ----              ----
Navy I Partnership
   New CLOC....................          $    --          $    --          $    --           $    --
   Predecessor of New CLOC                    --               --               --              25,000
   ESCA........................            241,000          237,000          234,000           258,000
                                           -------          -------          -------           -------
                                         $ 241,000        $ 237,000        $ 234,000         $ 283,000
                                           =======          =======          =======           =======
BLM Partnership
   New CHIP....................          $    --          $    --          $    --           $    --
   Predecessor of New CHIP                    --               --               --              25,000
   CCH.........................            241,000          237,000          234,000           259,000
                                           -------          -------          -------           -------
                                         $ 241,000        $ 237,000        $ 234,000         $ 284,000
                                           =======          =======          =======           =======
Navy II Partnership.............
   New CTC.....................          $    --          $    --          $    --           $    --
   Predecessor of New CTC......               --               --               --              25,000
   Navy II Group...............            241,000          237,000          234,000           259,000
                                           -------          -------          -------           -------
                                         $ 241,000        $ 237,000        $ 234,000         $ 284,000
                                           =======          =======          =======           =======

     The Coso partnerships no longer pay management committee fees to their managing partners.


Funding Corp.

     As of June 30, 1999, the authorized capital stock of Funding Corp. consisted of 1,000 shares of common stock, par value 1 cent per share, of which 300 shares were outstanding. The outstanding common stock is owned equally by the Coso partnerships.


Coso Partnerships

     The directors and executive officers also act in similar capacities on behalf of the managing partner of each Coso partnership and, except for Mr. Ferrucci, on behalf of CAC and Caithness Energy. Several of these directors and executive officers beneficially own the securities of Caithness Corporation, who beneficially owns the majority of membership interests of Caithness Energy.


                                     Part IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

         Financial Statements and Schedules

(b)  Current reports on Form 8-K:

     The Coso Partnerships filed current reports on Form 8-K dated September 23, 2002 reporting the settlement agreement between Edison and the CPUC, the Court of Appeal decision on line loss factors, and the Court of Appeal decision on the retroactive application of "short run avoided cost" rates.

(c)  Exhibits:

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.


                                INDEX TO EXHIBITS

Exhibit
Number                             Description of Exhibit
------                             ----------------------

3.1       Certificate of Incorporation of Caithness Coso Funding Corp.*

3.2       Bylaws of Caithness Coso Funding Corp.*

3.3 Third Amended and Restated Partnership Agreement of Coso Finance Partners, dated as of May 28, 1999.*

3.4 Third Amended and Restated Partnership Agreement of Coso Energy Developers, dated as of May 28, 1999.*

3.5 Third Amended and Restated Partnership Agreement of Coso Power Developers, dated as of May 28, 1999.*

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

10.14 Security Agreement, dated as of May 28, 1999, executed by Coso Energy Developers in favor of U.S. Bank Trust National Association, as collateral agent.*

10.15 Security Agreement, dated as of May 28, 1999, executed by Coso Power Developers in favor of U.S. Bank Trust National Association, as collateral agent.*

10.18 Security Agreement (Navy I project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

10.19 Security Agreement (BLM project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

10.20 Security Agreement (Navy II project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

10.24 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Finance Partners in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.25 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Energy
          Developers in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.26 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Power Developers in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.27 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Transmission Line Partners in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.28 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by China Lake Joint Venture in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.29 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Land Company in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.30 Stock Pledge Agreement, dated as of May 28, 1999, by Coso Finance Partners, Coso Energy Developers and Coso Power Developers in favor of U.S. Bank Trust National Association, as Collateral agent.*

10.31 Partnership Interest Pledge Agreement (Navy I), dated as of May 28, 1999, by ESCA, LLC and New CLOC Company, LLC, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.32 Partnership Interest Pledge Agreement (BLM), dated as of May 28, 1999, by Caithness Coso Holdings, LLC and New CHIP Company, LLC, in favor of U.S. Bank Trust National Association, as Collateral agent.*

10.33 Partnership Interest Pledge Agreement (Navy II), dated as of May 28, 1999, by Caithness Navy II Group, LLC and New CTC Company, LLC, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.34 Partnership Interest Pledge Agreement (CTLP), dated as of May 28, 1999, by Coso Energy Developers and Coso Power Developers, in favor of U.S. Bank Trust National Association, as Collateral agent.*

10.35 Partnership Interest Pledge Agreement (CLJV), dated as of May 28, 1999, by Caithness Acquisition Company, LLC and Caithness Geothermal 1980 Ltd., LP, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.36 Partnership Interest Pledge Agreement (CLC), dated as of May 28, 1999, by Caithness Acquisition Company, LLC and Caithness Geothermal 1980 Ltd., LP, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.37 Promissory Notes Security Agreement, dated as of May 28, 1999, by Caithness Coso Funding Corp., in favor of U.S. Bank Trust National Association, as collateral agent.*

10.38 Original Service Contract N62474-79-C-5382, dated December 6, 1979, between U.S. Naval Weapons Center and California Energy Company, Inc., Contractor (the "Navy Contract "), including all Amendments thereto.*

10.39 Escrow Agreement, dated December 16, 1992, as amended, by and among Coso Finance Partners, Bank of America and the Navy.*

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

10.68 Power Purchase Agreement (modified Standard Offer No.4) (Navy I), dated as of June 4, 1984, as Amended, by and between Southern California Edison Company and Coso Finance Partners (as assignee of China Lake Joint Venture).*

10.69 Power Purchase Agreement (modified Standard Offer No.4) (BLM), dated as of February 1, 1985, by and between Southern California Edison Company and Coso Energy Developers (as assignee of China Lake Joint Venture).*

10.70 Power Purchase Agreement (modified Standard Offer No.4) (Navy II), dated as of February 1, 1985, by and between Southern California Edison Company and Coso Power Developers (as assignee of China Lake Joint Venture).*

10.72 Interconnection and Integration Facilities Agreement (BLM project), dated December 15, 1988, Between Southern California Edison Company and Coso Energy Developers (as assignee of China Lake Joint Venture).*

10.73 Interconnection and Integration Facilities Agreement (Navy II project), dated December 15, 1988, Between Southern California Edison Company and Coso Power Developers (as assignee of China Lake Joint Venture).*

10.77 Operating Fee Subordination Agreement (Navy I), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

10.78 Operating Fee Subordination Agreement (BLM), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

10.79 Operating Fee Subordination Agreement (Navy II), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

10.80 Management Fee Subordination Agreement (Navy I), dated as of May 28, 1999, by and among ESCA, LLC, New CLOC Company, LLC, Coso Finance Partners, and U.S. Bank Trust National Association, as collateral agent.*

10.81 Management Fee Subordination Agreement (BLM), dated as of May 28, 1999, by and among Caithness Coso Holdings, LLC, New CHIP Company, LLC, Coso Energy Developers, and U.S. Bank Trust National Association, as collateral agent.*

10.82 Management Fee Subordination Agreement (Navy II), dated as of May 28, 1999, by and among Caithness Navy II Group, LLC, New CTC Company, LLC, Coso Power Developers, and U.S. Bank Trust National Association, as collateral agent.*

10.83 Cotenancy Agreement, dated as of May 28, 1999, by and among Coso Finance Partners, Coso Energy Developers, and Coso Power Developers.*

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

23.7      Consent of Reed Smith Shaw & McClay LLP (included in Exhibit 5.2).*

24.1      Powers of Attorney (included on pages II-9, II-11, II-13 and II-15).*

25.1 Form T-1 Statement of Eligibility and Qualification of U.S. Bank Trust National Association as Trustee.*

27.1      Financial Data Schedule--Form SX--Caithness Coso Funding Corp.

27.2      Financial Data Schedule--Form SX--Coso Finance Partners.

27.3      Financial Data Schedule--Form SX--Coso Energy Developers.

27.4      Financial Data Schedule--Form SX--Coso Power Developers.

99.1      Certification of Chief Executive Officer.

99.2      Certification of Chief Financial Officer.

99.3 Sale Agreement by and between Caithness Acquisition Company, LLC, and ESI Geothermal, Inc. dated as of October 6, 1999.**

99.4 Assignment, Assumption and Novation Agreement (Coso Finance Partners) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

99.5 Assignment, Assumption and Novation Agreement (Coso Energy Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

99.6 Assignment, Assumption and Novation Agreement (Coso Power Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

 * Incorporated herein by reference from the Registration Statement on Form S-4, Registration No. 333-83815 filed with the Securities and Exchange Commission (the SEC) by Coso Funding Corp. on October 7, 1999, as amended.

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
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000       1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2001      JAN - 01 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            304,225                     282,361
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,225                       1,130
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           304,225                     282,361
CURRENT LIABILITIES                                      1,225                       1,130
BONDS                                                  303,000                     281,231
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             304,225                     282,361
SALES                                                        0                           0
TOTAL REVENUES                                          28,820                      26,931
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       28,820                      26,931
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2001      JAN - 01 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                       264                       4,215
SECURITIES                                              21,325                      28,692
RECEIVABLES                                             12,816                       8,621
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,730                      13,904
PP&E                                                   229,084                     234,442
DEPRECIATION                                            88,647                      98,129
TOTAL ASSETS                                           193,114                     195,072
CURRENT LIABILITIES                                     18,139                      18,709
BONDS                                                  122,550                     110,955
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             193,114                     195,072
SALES                                                   53,400                      92,065
TOTAL REVENUES                                          56,328                      93,639
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          29,182                      33,376
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       12,437                      11,151
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              14,709                      49,112
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2001      JAN - 01 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                         0                       1,423
SECURITIES                                               7,368                       6,646
RECEIVABLES                                              3,340                       7,102
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           4,189                       9,895
PP&E                                                   247,203                     247,912
DEPRECIATION                                            98,786                     112,059
TOTAL ASSETS                                           183,978                     174,871
CURRENT LIABILITIES                                     34,966                      28,393
BONDS                                                   96,250                      89,875
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             183,978                     174,871
SALES                                                   44,041                      81,252
TOTAL REVENUES                                          47,807                      82,707
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          31,396                      28,526
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,398                       8,822
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               7,013                      45,359
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2001      JAN - 01 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2001      DEC - 31 - 2002
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                         0                         824
SECURITIES                                               5,517                      10,855
RECEIVABLES                                              9,349                      13,136
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          10,009                      15,071
PP&E                                                   209,652                     210,548
DEPRECIATION                                            84,987                      94,356
TOTAL ASSETS                                           170,058                     168,834
CURRENT LIABILITIES                                     23,638                       3,072
BONDS                                                   84,200                      80,401
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,058                     168,834
SALES                                                   36,389                      79,592
TOTAL REVENUES                                          39,272                      80,486
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          34,408                      29,428
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,247                       7,755
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              (4,383)                     43,303
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Caithness Coso Funding Corp. (the Company) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Bishop, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: March 17, 2003                    Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                        By: /S/ JAMES D. BISHOP, SR.
                                            ------------------------
                                                James D. Bishop, Sr.
                                                Director, Chairman &
                                                Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James D. Bishop, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Caithness Coso Funding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 17, 2003                   Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                        By: /S/ JAMES D. BISHOP, SR.
                                            ------------------------
                                                James D. Bishop, Sr.
                                                Director, Chairman &
                                                Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Caithness Coso Funding Corp. (the Company) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: March 17, 2003                    Caithness Coso Funding Corp.
                                        a Delware Corporation

                                        By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial &
                                                Accounting Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher T. McCallion, certify that:

1. I have reviewed this annual report on Form 10-K of Caithness Coso Funding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 17, 2003                   Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                        By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President
                                                & Chief Financial Officer
                                                Principal Financial &
                                                Accounting Officer

                                   SIGNATURES


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

                                       Date:  March 17, 2003


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

                                               Date: March 17, 2003


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

                                                Date:  March 17, 2003



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

                                                 Date:  March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            By: /S/ JAMES D. BISHOP, SR.
                                ------------------------
                                    James D. Bishop, Sr.
                                    Director, Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer

                                    Date:  March 17, 2003


                            By: /S/ CHRISTOPHER T. MCCALLION
                                ----------------------------
                                    Christopher T. McCallion
                                    Director, Executive Vice President
                                    & Chief Financial Officer
                                    (Principal Accounting Officer)

                                    Date: March 17, 2003


                            By: /S/ LESLIE J. GELBER
                                --------------------
                                    Leslie J. Gelber
                                    Director, President and
                                    Chief Operating Officer

                                    Date:  March 17, 2003


                            By: /S/ JAMES D. BISHOP, JR.
                                ------------------------
                                    James D. Bishop, Jr.
                                    Director, Vice Chairman

                                    Date:  March 17, 2003


                            By: /S/ MARK A. FERRUCCI
                                --------------------
                                    Mark A. Ferrucci
                                    Director

                                    Date:  March 17, 2003